Form 10-Q
period 2004-06-30
VENTURE LENDING & LEASING IV INC
filed 2004-08-12
CIK 1271808

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 814-00640

Venture Lending & Leasing IV, Inc.

(Exact Name of Registrant as specified in its charter)

Maryland	20-0372373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2010 North First Street, Suite 310, San Jose, CA	95131
(Address of principal executive offices)	(Zip Code)

(408) 436-8577

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

Yes Ö  No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes __ No Ö

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                        Class

Outstanding as of August 2, 2004

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statement of Financial Position (Unaudited)

As of June 30, 2004

Condensed Statement of Operations (Unaudited)

For the Period from May 28, 2004, commencement of operations, through June 30, 2004

Condensed Statement of Changes in Shareholder's Equity (Unaudited)

For the Period from May 28, 2004, commencement of operations, through June 30, 2004

Condensed Statement of Cash Flows (Unaudited)

For the Period from May 28, 2004, commencement of operations, through June 30, 2004

Notes to Condensed Financial Statements (Unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

Item 3.      Quantitative & Qualitative Disclosures About Market Risk

Item 4.

 Disclosure Controls and Procedures

PART II -- OTHER INFORMATION

Item 1.

Legal Proceedings

Item 2.

Changes in Securities and Use of Proceeds

Item 3.

Defaults upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING IV, INC.

 CONDENSED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

AS OF JUNE 30, 2004

June 30, 2004

ASSETS
Loans at estimated fair value
(Cost of $5,140,796)	$ 5,140,796
Cash and cash equivalents	7,729,235
Other assets	61,115
Total assets	$12,931,146

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Accrued management fees	$ 582,192
Accounts payable and other accrued liabilities	196,499
Total liabilities	778,691

Shareholder's equity:
Common stock: $0.001 par value, 200,000 shares authorized;
Issued and outstanding - 100,000 shares	100
Capital in excess of par value	13,024,900
Accumulated distributions	(173,542)
Accumulated deficit	(699,003)
Total shareholder's equity	12,152,455
Total liabilities and shareholder's equity	$ 12,931,146

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Period Ended June 30, 2004*

INVESTMENT INCOME:
Interest on loans	$ 62,168
Total investment income	62,168

EXPENSES:
Management fees	582,192
Other operating expenses	178,979
Total expenses	761,171
Net investment income	(699,003)

Net change in unrealized loss from investments	-
Net realized loss from investment transactions	-
Net loss	$ (699,003)
Net loss per share	$ (6.99)
Weighted average shares outstanding	100,000

* From May 28, 2004, commencement of operations, through June 30, 2004

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING IV, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY  (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2004*

			Capital in
	Common Stock		Excess of		Accumulated
	Shares	Par Value	Par Value	Distributions	Deficit	Total

BALANCE, May 28, 2004	100,000	$100	$ 24,900	$ -	$ -	$ 25,000
Contributions			13,000,000			13,000,000
Distributions				(173,542)		(173,542)
Net loss*					(699,003)	(699,003)
BALANCE, June 30, 2004	100,000	$ 100	$ 13,024,900	$ (173,542)	$ (699,003)	$ 12,152,455

* From May 28, 2004, commencement of operations, through June 30, 2004

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2004*

For the Period Ended June 30, 2004*

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (699,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in other assets	(61,115)
Net increase in accounts payable, accrued liabilities, and accrued management fees	778,691
Acquisition of loans	(5,500,000)
Principal payments on loans	359,204
Acquisition of securities	(55,000)
Net cash used in operating activities	(5,177,223)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	(118,542)
Cash contribution from shareholder	13,000,000
Net cash provided by financing activities	12,881,458
Net increase in cash and cash equivalents	7,704,235
CASH AND CASH EQUIVALENTS:
Beginning of period	25,000
End of period	$ 7,729,235
CASH PAID DURING THE PERIOD FOR:
Interest	$ -
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$ 55,000

* From May 28, 2004, commencement of operations, through June 30, 2004

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2004

1.

ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing IV, Inc., (the “Fund”), was incorporated in Maryland on October 31, 2003 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940.  One hundred percent of the stock of the Fund is held by Venture Lending & Leasing IV, LLC (the “Company”).  Prior to commencing its operations on May 28, 2004, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations.

In Management's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. The interim results for the period from May 28, 2004, commencement of operations, through June 30, are not necessarily indicative of what the results would be for a full year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money markets, and demand deposits in banks with maturities of 90 days or less.

Valuation of Loans

Venture loans are privately negotiated transactions, and there is no established trading market in which such loans can be sold. Investments in loans are valued at their original cost less amortization of principal unless, pursuant to procedures established by the Fund’s Board of Directors, Westech Investment Advisers, the Fund’s Manager determines that amortized cost does not represent fair value, in which case loans will be adjusted to their fair value as determined by the Board of Directors.  Interest income on loans is recognized using the effective interest method.

Warrants

Warrants that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. Warrants are then distributed by the Fund to the Company at the assigned value.

Nonaccrual Loans

The Fund’s policy is to place a loan on nonaccrual status when the loan stops performing and management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status. Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the valuation of loans.

As of June 30, 2004, no loans have been classified as nonaccrual.

Commitment Fees

Unearned income and commitment fees on loans are recognized using the effective-interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above.

Recently Issued Accounting Pronouncements

 In December 2003, FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46R).  The effective date of FIN 46R for non-registered investment companies (such as the Fund) has been deferred pending a decision by the FASB concerning whether to exempt such entities from applying the provisions of FIN 46R.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-4 which provided guidance on the application of certain provisions of the AICPA Audit and Accounting Guide, Audits of Investment Companies, and SOP 95-2, Financial Reporting by Nonpublic Investment Partnerships.  SOP 03-4 requires non-registered investment companies that meet certain criteria to disclose, as a financial highlight, an annual Internal Rate of Return (IRR) in place of the Total Return disclosure previously required.  SOP 03-4 requires the IRR disclosure in annual financial statements issued for fiscal years beginning after December 15, 2003.  The Fund has elected to early adopt the IRR provisions of SOP 03-4 as of June 30, 2004 and has included such disclosure in Note 7.

Tax Status

As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to shareholders (pass-through status). Should the Fund lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholders), and all distributions out of its earnings and profits will be taxable to shareholders as ordinary income.

1.

 SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2004, the Fund's investments in loans are to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of shareholder's equity (net assets) that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund.  As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month.  For the period from May 28, 2004, commencement of operations, through June 30, 2004, the weighted average interest rate on performing loans was 14.5%.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of June 30, 2004 consist of the following:

Borrower:	Percentage of Net Assets	Estimated Fair Value 6/30/04	Final Maturity Date
Communication Service Providers
Neutral Tandem		$2,785,738	5/1/07
Subtotal:	22.9%	$2,785,738
Medical Devices
Micromed Technology		$2,355,058	3/1/07
Subtotal:	19.4%	$2,355,058
Total: (Cost of $5,140,796)	42.3%	$5,140,796

* As of June 30, 2004, no loans have been classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At June 30, 2004, the Fund had unfunded commitments to borrowers of $34.4 million, all of which remain unexpired at June 30, 2004.

2.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income (loss) by the weighted average common shares outstanding.  Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.

5.  CAPITAL STOCK

As of June 30, 2004, there were 200,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.

6.

MANAGEMENT

Westech Investment Advisors (the Manager) serves as the investment manager for the Fund. As compensation for its services to the Fund, the Manager receives a management fee (the Management Fee) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund’s committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing. Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Fees of $582,192 were recognized as expenses for the period from May 28, 2004, commencement of operations, through June 30 2004.

For the period ended June 30, 2004, distributions of $173,542 were distributed to the Fund’s shareholder.

Certain officers and directors of the Fund also serve as officers and directors of Westech Investment Advisors.

1.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the period from May 28, 2004, commencement of operations, through June 30, 2004.

Internal Rate of Return (IRR) was computed based on the actual dates of cash inflows (capital contributions), outflows (cash, stock, and warrant distributions) and the residual value of the ending net assets of the Fund.

The ratios of expenses and net investment income to average net assets, calculated below, are not annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the period presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

For the Period Ended
6/30/2004*

Internal Rate of Return	(60.7%)

Per Share Amounts:
Net Asset Value, Beginning of Period	$0.25
Net Investment Loss	(6.99)
Net Realized Loss & Change in Unrealized Loss	-
Total Loss	(6.99)
Capital Contributions	130.00
Capital Distributions	(1.74)

Net Asset Value, End of period	$121.52

Net Assets, End of period	$12,152,455

Ratios to Average Net Assets:

Expenses **	12%
Net Investment Income **	(11%)

* From May 28, 2004, commencement of operations, through June 30, 2004
** Not annualized

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Fund is 100% owned by Venture Lending & Leasing IV, LLC (the “Company”).  The Fund's shares of Common Stock, $.001 par value were sold to its shareholder under a stock purchase agreement.  The Fund has issued 100,000 of the 10,000,000 shares that were authorized. The Fund's shareholder may make additional capital contributions to the Fund.

In addition to the historical information contained herein, this Quarterly Report on Form 10-Q contains certain forward-looking statements. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  The Fund's actual results could differ materially from those suggested by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments and competition. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund's business.

Overview

Venture Lending & Leasing IV, Inc. (the “Fund”) is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies throughout the United States with a focus on growth oriented companies.   It is expected that as the Fund grows, its portfolio will become well diversified and consist of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by our portfolio companies to finance acquisitions of fixed assets and working capital. On May 28, 2004, the Fund completed its first closing of capital, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.

It is anticipated that, commencing no later than the second year of its investment operations, the Fund will seek to meet the requirements, including the diversification requirements, to qualify as a RIC under the Internal Revenue Code.  Unless and until the Fund meets these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the Company) and all distributions out of its earnings and profits will be taxable to the Members of the Company as ordinary income; thus, such income will be subject to a double layer of tax. If the Fund qualifies as a RIC, it will not pay any federal corporate income tax on income which is distributed to the Company (referred to as having “pass-through status”). There is no assurance that the Fund will meet the requirements to qualify as a RIC for tax purposes.

The Fund's investment objective is to achieve a high total return. The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.   Since inception, the Fund's investing activities have focused primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  The Fund generally distributes these warrants to its shareholder upon receipt.  The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

The portfolio investments of the Fund consist of debt financing to early and late stage venture capital backed technology companies.  The borrower’s ability to repay its loans may be adversely impacted by a number of factors, and as a result the loan may not fully be repaid.  Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments.

Critical Accounting Policies

      We identified the most critical accounting principles upon which our financial statements depend.  We determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments.  We identified our only critical accounting policy to be that related to the valuation of loans.

Loans are held at estimated fair value as determined by management, in accordance with the valuation methods described below. Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan. The actual value of the loans may differ from management's estimates, which would affect net income as well as net assets.

Results of Operations –For the Period from May 28, 2004, commencement of operations, through June 30, 2004

Total investment income for the period from May 28, 2004, commencement of operations, through June 30, 2004 was $0.1 million all of which consisted of interest on venture loans outstanding during the period.

Total expenses were $0.8 million  for the period from May 28, 2004, commencement of operations, through June 30, 2004.  Management fees were the largest expense.  Management fees for the period from May 28, 2004, commencement of operations through June 30, 2004 were $0.6 million.

Total other operating expenses for the period from May 28, 2004, commencement of operations through June 30, 2004 were $0.2 million.  Legal and start-up costs comprised a majority of the other operating expenses for the period from May 28, 2004, commencement of operations, through June 30, 2004.

Net investment loss for the period from May 28, 2004, commencement of operations, through June 30, 2004 was $0.7 million.

Net loss for the period from May 28, 2004, commencement of operations, through June 30, 2004 was $0.7 million.  On a per share basis, the net loss was $6.99 for the period from May 28, 2004, commencement of operations, through June 30, 2004

Liquidity and Capital Resources – June 30, 2004

Total capital contributed to the Fund was $13.0 million at June 30, 2004.  Committed capital to the Company at June 30, 2004 was $250.0 million, of which $25.0 million has been called and received.  The remaining $225.0 million in committed capital is due to expire in May, 2009 as the five year anniversary will have passed, at which time no further capital can be called.

As of June 30, 2004, the Fund had entered into negotiations to close a bank debt facility.  It is expected that the facility will be in place by the end of the calendar year, and that the facility will use the receivables of the Fund’s loans as collateral.  Terms of the proposed facility have not been finalized.

As of June 30, 2004, 60% of the Fund's assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during the period from May 28, 2004, commencement of operations, through June 30, 2004. Amounts disbursed under the Fund's loan commitments increased by approximately $5.5 million during the period from May 28, 2004, commencement of operations, through June 30, 2004. Net loan amounts outstanding after amortization increased by approximately $5.1 million for the same period. Unexpired, unfunded commitments increased by approximately $34.5 million for the period from May 28, 2004, commencement of operations, through June 30, 2004.

	Amount Disbursed	Principal Reductions	Balance Outstanding	Unexpired Unfunded Commitments
June 30, 2004	$5.5 million	$0.4 million	$5.1 million	$34.5 million
May 28, 2004	$0	$0	$0	$0

Venture loans are privately negotiated transactions.  Investments in these assets are relatively illiquid.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Fund's business activities contain elements of risk. The Fund considers the principal types of market risk to be interest rate risk and credit risk. The Fund considers the management of risk essential to conducting its business and to maintaining profitability. Accordingly, the Fund's risk management procedures are designed to identify and analyze the Fund's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

As the Fund reaches a critical mass, it anticipates managing its credit risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower.  The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund distributes all equity securities upon receipt.

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% for the period from May 28, 2004, commencement of operations, through June 30, 2004. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 4.   DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Fund's chief executive officer and chief financial officer conducted an evaluation of the Fund's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Fund's chief executive officer and chief financial officer concluded that the Fund's disclosure controls and procedures were effective in timely alerting them of any material information relating to the Fund that is required to be disclosed by the Fund in the reports it files or submits under the Securities Exchange Act of 1934.

Changes in internal controls:

There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the period covered by this quarterly report on Form 10-Q.

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

The Fund may become party to certain lawsuits from time to time in the normal course of business.  While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Fund does not expect these proceedings will have a material effect upon the Fund's financial condition or results of operation.

Item 2.   Changes in Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on May 28,2004, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing IV, LLC for $25,000.  No other shares have been sold, however during the period from May 28, 2004, commencement of operations through June 30, 2004 the Fund received an additional $13 million of paid in capital which is expected to be used to acquire venture loans and fund operations.

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

Exhibit Number	Description
32.1 – 32.4	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING IV, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Douglas D. Reed

Ronald W. Swenson

Douglas D. Reed

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

August 12, 2004

Date:

August 12, 2004

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas D. Reed, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Venture Lending & Leasing IV, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2004

/S/ Douglas D. Reed

Douglas D. Reed

Chief Financial Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald W. Swenson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Venture Lending & Leasing IV, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2004

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.3

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
August 12, 2004

Exhibit 32.4

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas D. Reed, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Douglas D. Reed

Douglas D. Reed

Chief Financial Officer
August 12, 2004