Form 10-Q
period 2004-09-30
VENTURE LENDING & LEASING IV INC
filed 2004-11-15
CIK 1271808

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 814-00640

Venture Lending & Leasing IV, Inc.

(Exact Name of Registrant as specified in its charter)

Maryland

20-0372373

(State or other jurisdiction of incorporation

(I.R.S. Employer

or  organization)

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

                        Class

Outstanding as of November 2, 2004

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Financial Position (Unaudited)

As of September 30, 2004 and December 31, 2003

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2004

Condensed Statements of Changes in Shareholder's Equity (Unaudited)

For the nine months ended September 30, 2004

Condensed Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2004

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

AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING IV, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY  (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2004

1.

ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing IV, Inc., (the “Fund”), was incorporated in Maryland on October 31, 2003 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940.  One hundred percent of the stock of the Fund is held by Venture Lending & Leasing IV, LLC (the “Company”).  Prior to commencing its operations on May 28, 2004, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in November 2003.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations.

In Management's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. The interim results for the nine months ended September 30, 2004 are not necessarily indicative of what the results would be for a full year.

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

Valuation of Loans

Venture loans are privately negotiated transactions, and there is no established trading market in which such loans can be sold. Investments in loans are valued at their original cost less amortization of principal unless, pursuant to procedures established by the Fund’s Board of Directors, Westech Investment Advisers, the Fund’s Manager, determines that amortized cost does not represent fair value, in which case loans will be adjusted to their fair value as determined by the Board of Directors.  Interest income on loans is recognized using the effective interest method.

Warrants

Warrants that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. Warrants are then distributed by the Fund to the Company at the assigned value.

Nonaccrual Loans

The Fund’s policy is to place a loan on nonaccrual status when the loan stops performing and management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status. Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans.

As of September 30, 2004, no loans have been classified as nonaccrual.

Commitment Fees

Unearned income and commitment fees on loans are recognized using the effective-interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above.

Recently Issued Accounting Pronouncements

 In December 2003, FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46R”).  The effective date of FIN 46R for non-registered investment companies (such as the Fund) has been deferred pending a decision by the FASB concerning whether to exempt such entities from applying the provisions of FIN 46R.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-4 which provided guidance on the application of certain provisions of the AICPA Audit and Accounting Guide, Audits of Investment Companies, and SOP 95-2, Financial Reporting by Nonpublic Investment Partnerships.  SOP 03-4 requires non-registered investment companies that meet certain criteria to disclose, as a financial highlight, an annual Internal Rate of Return (“IRR”) in place of the Total Return disclosure previously required.  SOP 03-4 requires the IRR disclosure in annual financial statements issued for fiscal years beginning after December 15, 2003.  The Fund has elected to early adopt the IRR provisions of SOP 03-4 and has included such disclosure in Note 8.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to shareholders (pass-through status). Should the Fund lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholders), and all distributions out of its earnings and profits will be taxable to shareholders as ordinary income.

1.

 SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2004, the Fund's investments in loans are to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of shareholder's equity (net assets) that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund.  As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month.  For the three and nine months ended September 30, 2004, the weighted average interest rate on performing loans was 12.3% and 12.5%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of September 30, 2004 consist of the following:

                                                            Percentage of     Estimated Fair                    Final

Borrower                                                             Net Assets

     Value  9/30/04

       Maturity Date

Internet

SciQuest, Inc.

$2,943,922

9/1/07

Subtotal:

6.9%

$2,943,922

Medical Devices

Micromed Technology

$2,355,932

3/1/07

Vascular Architects

4,712,547

6/1/07

Subtotal:

16.6%

$7,068,479

Other Healthcare

Skylight Systems

$676,874

5/1/07

Subtotal:

1.6%

$676,874

Other Technology

Triformix

$1,856,707

8/1/07

Subtotal:

4.4%

$1,856,707

Security

Counterpane Internet Security

$1,202,186

9/1/07

Subtotal:

2.8%

$1,202,186

Semiconductors & Equipment

Discera

$609,423

8/1/07

Universal Network Machines

2,943,182

3/1/08

Subtotal:

8.3%

$3,552,605

                                                           Percentage of     Estimated Fair                    Final

Borrower                                                             Net Assets

     Value  9/30/04

       Maturity Date

Software

Business Engine

$4,041,643

2/1/08

Subtotal:

9.5%

$4,041,643

Technology Services

EchoPass

$1,293,091

9/1/07

Neutral Tandem

3,524,508

8/1/07

Subtotal:

11.3%

$4,817,599

Total: (Cost of $26,160,015)

61.3%

$26,160,015

* As of September 30, 2004, no loans have been classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At September 30, 2004, the Fund had unfunded commitments to borrowers of $89.8 million, all of which remain unexpired at September 30, 2004.

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

5.  CAPITAL STOCK

As of September 30, 2004, there were 200,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Company through September 30, 2004 is $50.0 million, of which $45.0 million has been contributed to the Fund.

6.

MANAGEMENT

Westech Investment Advisors (“Manager”) serves as the investment manager for the Fund. As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company’s committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing. Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Fees of $1,562,500 and $2,144,692 were recognized as expenses for the three and nine months ended September 30, 2004, respectively.

For the nine months ended September 30, 2004, distributions of $503,176 were made to the Fund’s shareholder.

Certain officers and directors of the Fund also serve as officers and directors of Westech Investment Advisors.

1.

 SUBSEQUENT EVENT

On October 14, 2004, the Fund entered into agreements with Société Générale and Rabobank International that established a debt facility to provide the Fund up to $125 million of financing.  Borrowings by the Fund will be collateralized by receivables from loans advanced by the Fund in its ordinary course of business.  The Fund will pay interest on its borrowings based on the secured facility’s cost of issuing commercial paper obligations.  The facility will terminate in May 2009, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  The first draw against this direct financial obligation of the Fund took place in October 2004.  At the time of the first draw,  fees of $881,250 were paid and will be amortized over the life of the facility.

2.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2004.

Internal Rate of Return (IRR) was computed based on the actual dates of cash inflows (capital contributions), outflows (cash, stock, and warrant distributions) and the residual value of the ending net assets of the Fund.  The internal rate of return since inception attributable to the Fund’s shareholder is (26.7%)  through September 30, 2004 and (60.7%) through June 30, 2004.

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

The Fund will seek to meet the requirements, including the diversification requirements, to qualify as a RIC under the Internal Revenue Code.  If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the Company) and all distributions out of its earnings and profits will be taxable to the Members of the Company as ordinary income; thus, such income will be subject to a double layer of tax. If the Fund qualifies as a RIC, it will not pay any federal corporate income tax on income which is distributed to the Company (referred to as having “pass-through status”). There is no assurance that the Fund will meet the requirements to qualify as a RIC for tax purposes.

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

Results of Operations –For the three and nine months ended September 30, 2004

Total investment income for the three and nine months ended September 30, 2004 was $0.5 and $0.6 million, respectively.  Almost all of the income consisted of interest on venture loans outstanding during the period, with less than $0.1 million related to interest income from short-term investment of cash for the three and nine months ended September 30, 2004.

Total expenses were $1.7 million and $2.4 million for the three and nine months ended September 30, 2004, respectively.  Management fees were the largest expense.  Management fees for the three and nine months ended September 30, 2004 were $1.6 million and $2.1 million, respectively.

Total organizational costs for the three and nine months ended September 30, 2004 were $0 and $0.1 million, respectively.  Organizational costs were comprised of non-recurring legal and accounting fees which were required for the Fund’s organization.

Total other operating expenses for the three and nine months ended September 30, 2004 were $0.1 and $0.2 million, respectively.  Legal and accounting costs comprised a majority of the other operating expenses for the three and nine months ended September 30, 2004.

Net investment loss for the three and nine months ended September 30, 2004 was $1.2 million and $1.9 million, respectively.

Net loss for the three and nine months ended September 30, 2004 was $1.2 million and $1.9 million, respectively.  On a per share basis, the net loss was $11.56 and $18.55 for the three and nine months ended September 30, 2004.

Liquidity and Capital Resources – September 30, 2004

Total capital contributed to the Fund was $45.0 million at September 30, 2004.  Committed capital to the Company at September 30, 2004 was $250.0 million, of which $50.0 million has been called and received.  The remaining $200.0 million in committed capital is due to expire in May, 2009 as the five year anniversary will have passed, at which time no further capital can be called.

On October 14, 2004, the Fund entered into agreements with Société Générale and Rabobank International that established a debt facility to provide the Fund up to $125 million of financing.  Borrowings by the Fund will be collateralized by receivables from loans advanced by the Fund in its ordinary course of business.  The Fund will pay interest on its borrowings based on the secured facility’s cost of issuing commercial paper obligations.  The facility will terminate in May 2009, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  The first draw against this direct financial obligation of the Fund took place in October, 2004.  At the time of the first draw, fees of $881,250 were paid and will be amortized over the life of the facility.

As of September 30, 2004, 41% of the Fund's assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during the period from May 28, 2004 through September 30, 2004. Amounts disbursed under the Fund's loan commitments totaled approximately $27.8 million during the period from May 28, 2004 through September 30, 2004. Net loan amounts outstanding after amortization totaled approximately $26.2 million for the same period. Unexpired, unfunded commitments totaled approximately $89.8 million for the period from May 28, 2004 through September 30, 2004.

As of	Amount Disbursed	Principal Reductions	Balance Outstanding	Unexpired Unfunded Commitments
September 30, 2004	$27.8 million	$1.6million	$26.2 million	$89.8 million
May 28, 2004	$0	$0	$0	$0

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% for the nine months ended September 30, 2004. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.   Changes in Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003.  No other shares have been sold, however during the period from May 28, 2004 through September 30, 2004 the Fund received an additional $45 million of paid in capital which is expected to be used to acquire venture loans and fund operations.

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

On October 20, 2004, the Fund filed an 8-K detailing the material terms of a new debt facility which was entered into on October 14, 2004.

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

November 15, 2004

Date:

November 15, 2004

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

Date: November 15, 2004

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

Date: November 15, 2004

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.3

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
November 15, 2004

Exhibit 32.4

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas D. Reed, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Douglas D. Reed

Douglas D. Reed

Chief Financial Officer
November 15, 2004