Form 10-Q/A
period 2004-09-30
VENTURE LENDING & LEASING IV INC
filed 2004-11-16
CIK 1271808

FORM 10-Q/A

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 814-00640

Venture Lending & Leasing IV, Inc.

(Exact Name of Registrant as specified in its charter)

Maryland	20-0372373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2010 North First Street, Suite 310	San Jose, CA 95131
(Address of principal executive offices)	(Zip Code)

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

                        Class

Outstanding as of November 2, 2004

Common Stock, $.001 par value

100,000

EXPLANATORY NOTE

Venture Lending & Leasing IV, Inc. is submitting this form 10-Q/A for September 30, 2004 because the financial statements were inadvertently omitted during transmission of the 10-Q for September 30, 2004.  We noticed the omission upon review of the posted filing and corrected the filing immediately upon its discovery.

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

Item 3.

Defaults upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING IV, INC.

 CONDENSED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

	September 30, 2004	December 31, 2003

ASSETS
Loans at estimated fair value
(Cost of $26,160,015 and $0)	$26,160,015	$-
Cash and cash equivalents	18,311,398	25,000
Other assets	356,804	-

Total assets	$44,828,217	$25,000

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Accrued management fees	$1,562,500	$
Accounts payable and other accrued liabilities	599,000

Total liabilities	2,161,500

Shareholder's equity:
Common stock: $0.001 par value, 200,000 shares authorized;
Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	45,024,900	24,900
Accumulated distributions	(503,176)	-
Accumulated deficit	(1,855,107)	-
Total shareholder's equity	42,666,717	25,000

Total liabilities and shareholder's equity	$44,828,217	$25,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2004	September 30, 2004

INVESTMENT INCOME:
Interest on loans	$503,153	$565,322
Interest on short-term investments
and other income	24,528	24,528
Total investment income	527,681	589,850

EXPENSES:
Management fees	1,562,500	2,144,692
Organizational costs	-	109,153
Other operating expenses	121,284	191,112
Total expenses	1,683,784	2,444,957
Net investment loss	(1,156,103)	(1,855,107)

Net change in unrealized loss from investments	-	-
Net realized loss from investment transactions	-	-
Net loss	$(1,156,103)	$(1,855,107)
Net loss per share	$(11.56)	$(18.55)
Weighted average shares outstanding	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING IV, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY  (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

			Capital in
	Common Stock		Excess of		Accumulated
	Shares	Par Value	Par Value	Distributions	Deficit	Total

BALANCE, January 1, 2004	100,000	$100	$24,900	$-	$-	$25,000
Contributions			45,000,000			45,000,000
Distributions				(503,176)		(503,176)
Net loss					(1,855,107)	(1,855,107)
BALANCE, September 30, 2004	100,000	$100	$45,024,900	$(503,176)	$ (1,855,107)	$42,666,717

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

For the Nine Months Ended September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,855,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in other assets	(356,804)
Net increase in accounts payable, accrued liabilities, and accrued management fees	2,161,500
Acquisition of loans	(27,843,263)
Principal payments on loans	1,683,248
Acquisition of securities	(362,000)
Net cash used in operating activities	(26,572,426)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	(141,176)
Cash contributions from shareholder	45,000,000
Net cash provided by financing activities	44,858,824
Net increase in cash and cash equivalents	18,286,398
CASH AND CASH EQUIVALENTS:
Beginning of period	25,000
End of period	$18,311,398
CASH PAID DURING THE PERIOD FOR:
Interest	$-
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$362,000

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2004

Per Share Amounts:
Net Asset Value, Beginning of Period	$121.52	$0.25
Net Investment Loss	(11.55)	(18.55)
Net Realized Loss & Change in Unrealized Loss	-	-
Total Loss	(11.55)	(18.55)
Capital Contributions	320.00	450.00
Capital Distributions	(3.30)	(5.03)

Net Asset Value, End of period	$426.67	$426.67

Net Assets, End of period	$42,666,717	$42,666,717

Ratios to Average Net Assets:

Expenses **	7%	12%
Net Investment Income **	(5%)	(9%)

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

In addition to the historical information contained herein, this Quarterly Report on Form 10-Q/A contains certain forward-looking statements. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  The Fund's actual results could differ materially from those suggested by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments and competition. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund's business.

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

ITEM 4.   DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q/A, the Fund's chief executive officer and chief financial officer conducted an evaluation of the Fund's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Fund's chief executive officer and chief financial officer concluded that the Fund's disclosure controls and procedures were effective in timely alerting them of any material information relating to the Fund that is required to be disclosed by the Fund in the reports it files or submits under the Securities Exchange Act of 1934.

Changes in internal controls:

There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the period covered by this quarterly report on Form 10-Q/A.

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas D. Reed, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Venture Lending & Leasing IV, Inc.;

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald W. Swenson, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Venture Lending & Leasing IV, Inc.;

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q/A for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q/A for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas D. Reed, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Douglas D. Reed

Douglas D. Reed

Chief Financial Officer
November 15, 2004