Form 10-K
period 2004-12-31
VENTURE LENDING & LEASING IV INC
filed 2005-03-25
CIK 1271808

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 814-00640

VENTURE LENDING & LEASING IV, INC.

(Exact name of registrant as specified in its charter)

                    Maryland

                 20-0372373

(State or other jurisdiction of incorporation or organization)

    (I.R.S. Employer Identification No.)

2010 North First Street, Suite 310, San Jose, CA 95131

(Address of principal executive offices)

(Zip Code)

Registrant’s telephone number, including area code:  (408) 436-8577

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes    X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes     No  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated be reference in Part II of this Form 10-K or any amendment to this Form 10-K:     .

As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 15, 2005 was 100,000.

Documents Incorporated by Reference

Document Description

10-K Part

Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting

of Shareholders to be held May 11, 2005

III

PART I

ITEM 1.

BUSINESS.

Introduction.

Venture Lending & Leasing IV, Inc. (the “Fund”) was incorporated in Maryland on October 31, 2003, as a nondiversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940 (“1940 Act”). The Fund is a wholly owned subsidiary of Venture Lending & Leasing IV, LLC, a Delaware limited liability company (the “Company”). The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, in the form of secured loans.  Additionally the Fund may provide debt financing to public and late-stage private companies. Prior to commencing its operations on May 28, 2004, the Fund had no operations other than the sale of 100,000 shares to the Company for $25,000. As of December 31, 2004, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.

The Fund’s shares of Common Stock, $.001 par value (“Shares”) are held entirely by the Company.  As capital is required to finance the acquisition of loans, additional capital is provided by the Company.

Investment Program.

General.  As a Business Development Company (“BDC”), the Fund will invest at least 70% of its total assets (“qualifying assets”) in securities of companies that qualify as “eligible portfolio companies.”  An eligible portfolio company generally is a United States company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (iii) meets such other criteria as may be established by the SEC (See “Regulation”).  The Fund may invest up to 30% of its total assets in non-qualifying assets, including companies that are not eligible portfolio companies (for example, because the company's securities are listed on the National Association of Securities Dealers' Automated Quotation System) and eligible portfolio companies as to which the Fund does not offer to make available significant managerial assistance.  The foregoing percentages are determined, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, by the amount of the Fund's total assets represented by the value of the maximum amount of securities to be issued by the borrower to the Fund pursuant to such commitment.

Venture Loans.  Venture loans generally consist of a promissory note secured by the equipment or other assets of the borrower.  The Fund generally obtains a security interest in the assets financed and receives periodic payments of interest and principal, and may receive a final payment constituting additional interest at the end of the transaction's term.  The interest rate and amortization terms of venture loans are individually negotiated between the Fund and each borrower.

Typically, loans are structured as commitments by the Fund to finance assets of the borrower over a specified period of time.  The commitment of the Fund to finance future asset acquisitions is typically subject to the absence of any default under the loan and compliance by the borrower with requirements relating to, among other things, the type of assets to be financed.  Although the Fund's commitments generally provide that the Fund is not required to continue to fund additional loans if there is a material adverse change in the borrower's financial condition, it is possible that a borrower's financial condition will not be as strong at the time the Fund finances an asset acquisition as it was at the time the commitment was entered into.

Warrants and Equity Securities.  The Fund generally acquires warrants to purchase equity securities of the borrower in connection with asset financings.  The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower.  Substantially all the warrants and underlying equity securities are restricted securities under the Securities Act of 1933 (“1933 Act”) at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide (i) "piggyback" registration rights, which permit the Fund under certain circumstances to include some or all of the securities owned by it in a registration statement filed by the borrower or (ii) under rare circumstances, "demand" registration rights permitting the Fund under certain circumstances to require the borrower to register the securities under the 1933 Act (in some cases at the Fund's expense).

Investment Policies.

For purposes of these investment policies and unless otherwise specified, references to the percentage of the Fund's total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund's total assets represented by the value of the maximum amount of securities to be issued by the borrower of the Fund pursuant to such commitment; the Fund will not be required to divest securities in its portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities the Fund has previously acquired or committed to purchase.

Diversification Standards.  The Fund is classified as a "non-diversified" closed-end investment company under the 1940 Act.  However the Fund seeks to qualify as a RIC, and therefore must meet diversification standards under the Internal Revenue Code.

To qualify as a RIC, the Fund must meet the issuer diversification standards under the Internal Revenue Code that require that, at the close of each quarter of the Fund's taxable year, (i) not more than 25% of the market value of its total assets is invested in the securities of a single issuer and (ii) at least 50% of the market value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the market value of the Fund's total assets is invested in the securities of a single issuer and the Fund does not own more than 10% of the outstanding voting securities of a single issuer).  For purposes of the diversification requirements under the Internal Revenue Code, the percentage of the Fund's total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund's total assets represented by the value of the securities issued by the borrower to the Fund at the time each portion of the commitment is funded.

The Fund will generally invest no more than 30% of its total assets in securities of companies in any single industry.  The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several "industries" for purposes of the industry diversification policy) include computers and storage, semiconductor and equipment, medical devices,  software, and several other categories.

Investment Guidelines.  In selecting investments for the Fund's portfolio, Westech Investment Advisors (the “Manager”) will endeavor to meet the investment guidelines established by the Fund's Board of Directors.  The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Manager.   Such investments might be made if the Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.

Leverage.  The Fund is permitted to borrow money from and issue debt securities to banks, insurance companies and other lenders to obtain additional funds to originate venture loans.  Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have "asset coverage" of at least 200 percent.  "Asset coverage" means the ratio which the value of the Fund's total assets, less all liabilities not represented by the borrowings and any other liabilities constituting "senior securities" under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities.  The practical effect of this limitation is to limit the Fund's borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities.

The use of leverage increases investment risk.  The Fund’s lenders require that the Fund pledge portfolio assets as collateral for loans.  If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.  Lenders also require that the Fund agree to loan covenants limiting the Fund's ability to incur additional debt or otherwise limiting the Fund's flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.

Temporary Investments.  Pending investment in asset financing transactions and pending distributions, the Fund invests excess cash in (i) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities, (ii) repurchase agreements fully collateralized by U.S. government securities or (iii) short-term high-quality debt instruments of U.S. corporations.  All such investments will mature in one year or less.  The U.S. government securities in which the Fund may invest include U.S. government securities backed by the full faith and credit of the U.S. government (such as Treasury bills, notes and bonds) as well as securities backed only by the credit of the issuing agency.  Corporate securities in which the Fund may invest include commercial paper, bankers' acceptances and certificates of deposit of domestic or foreign issuers.

The Fund also may enter into repurchase agreements that are fully collateralized by U.S. government securities with banks or recognized securities dealers, in which the Fund purchases a U.S. government security from the institution and simultaneously agrees to resell it to the seller at an agreed-upon date and price.  The repurchase price is related to an agreed-upon market rate of interest rather than the coupon of the debt security and, in that sense, these agreements are analogous to secured loans from the Fund to the seller.  Repurchase agreements carry certain risks not associated with direct investments in securities, including possible declines in the market value of the underlying securities and delays and costs to the Fund if the other party to the transaction defaults.

Other Investment Policies.  The Fund will not sell securities short, purchase securities on margin (except to the extent the Fund's permitted borrowings are deemed to constitute margin purchases), write puts or calls, purchase or sell commodities or commodity contracts or purchase or sell real estate.  The Fund will not underwrite the securities of other companies, except to the extent the Fund may be deemed an underwriter upon the disposition of restricted securities acquired in the ordinary course of the Fund's business.

The Fund's investment objective, investment policies and investment guidelines (other than its status as a BDC) are not fundamental policies and may be changed by the Fund's Board of Directors at any time without shareholder approval.

Regulation.

Generally, to be eligible to elect BDC status, a company must engage in the business of furnishing capital and offering significant managerial assistance to "eligible portfolio companies," as defined below.  More specifically, in order to qualify as a BDC, a company must (i) be a domestic company; (ii) have registered as a class of its securities or have filed a registration statement with the SEC pursuant to Section 12 of the Securities Exchange Act of 1934; (iii) operate for the purpose of investing in the securities of certain types of eligible portfolio companies; (iv) offer to extend significant managerial assistance to such eligible portfolio companies; (v) have a majority of disinterested directors; and (vi) file (or under certain circumstances, intend to file) a proper notice of election with the SEC.

"Making available significant managerial assistance" is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the business development company, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a business development company of a controlling influence over the management or polices of the portfolio company by the business development company acting individually or as part of a group acting together which controls the portfolio company.  The officers of the Fund intend to offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides venture loans.  In some instances, officers of the Fund might serve on the board of directors of borrowers.

An "eligible portfolio company" generally is a United States company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (iii) meets such other criteria as may be established by the SEC.  Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company.

The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms, and investment companies.  Moreover, the 1940 Act limits the type of assets that BDCs may acquire to certain prescribed qualifying assets and certain assets necessary for its operations (such as office furniture, equipment, and facilities) if, at the time of acquisition, less than 70% of the value of BDC's assets consist of qualifying assets.  Qualifying assets include: (i) privately acquired securities of companies that were eligible portfolio companies at the time such BDC acquired their securities; (ii) securities of bankrupt or insolvent companies; (iii) securities of eligible portfolio companies controlled by a BDC; (iv) securities received in exchange for or distributed in or with respect to any of the foregoing; and (v) cash items, government securities and high-quality short-term debt.  The 1940 Act also places restrictions on the nature of transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets.  Such restrictions include limiting purchases to transactions not involving a public offering and the requirement that securities be acquired directly from either the portfolio company or its officers, directors or affiliates.

The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund's disinterested directors has determined that such sale would be in the best interests of the Fund and its shareholders and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale.  A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions.  As defined in the 1940 Act, the term "majority of the outstanding voting securities" of the Fund means the vote of (i) 67% or more of the Fund's Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund's outstanding Shares, whichever is less.

Many of the transactions involving a company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the 1980 Provisions are permissible for BDCs, including the Fund, upon the prior approval of a majority of the Fund's disinterested directors and a majority of the directors having no financial interest in the transactions.  However, certain transactions involving certain persons related to the Fund, including its directors, officers, and the Managers, may still require the prior approval of the SEC.  In general, (i) any person who owns, controls, or holds power to vote, more than 5% of the Fund's outstanding Shares (ii) any director, executive officer, or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Fund's disinterested directors, and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the person or any company controlled by the Fund.  The 1940 Act generally does not restrict transactions between the Fund and its eligible portfolio companies.  While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined by the 1940 Act) of its outstanding voting securities, shareholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires shareholder approval for a change in any fundamental investment policy).

Dividends and Distributions.

The Fund intends to distribute to shareholders substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes less appropriate reserves.  Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund.  Income dividends will generally be paid quarterly to shareholders of record on the last day of each preceding calendar quarter end.  Substantially all of the Fund's net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed annually, or on a more frequent basis as determined by the Manager.

Until May 28, 2008, the Fund may reinvest the proceeds of matured, repaid or resold investments, net of required distributions to shareholders, principal payments on borrowings and expenses or other obligations of the Fund, in new loans.  Following that date, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants.  Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax free return of capital to a shareholder to the extent of the shareholder's adjusted basis in his shares and then as capital gain. The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.

Competition.

Other entities and individuals compete for investments similar to those proposed to be made by the Fund, some of whom may have greater resources than the Fund.  Furthermore, the Fund's need to comply with provisions of the 1940 Act pertaining to BDCs and provisions of the Internal Revenue Code pertaining to RICs might restrict the Fund's flexibility as compared with its competitors.  The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers more attractive transaction terms than otherwise might be the case.

Employees.

The Fund has no employees; all of its officers are officers and employees of the Manager, and all of its required services are performed by officers and employees of the Manager.

ITEM 2.

PROPERTIES.

All of the Fund’s office space is provided by the Manager.

ITEM 3.

LEGAL PROCEEDINGS.

The Fund is not a party to any material legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Fund’s security holders during the last quarter of the year ended December 31, 2004.

PART II.

ITEM 5.

MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Fund’s Common Stock is not listed on any securities exchange, and all holders of the Fund’s Common Stock are subject to agreements significantly restricting the transferability of their shares.

The number of holders of record of the Fund’s Common Stock at March 15, 2005 was 1.

The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.    As of December 31, 2004, the Fund had distributed $1.6 million to its shareholder, of which $0 was in cash.

ITEM 6.

SELECTED FINANCIAL DATA.

The following table summarizes certain financial data and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data set forth below have been derived from the audited financial statements.

	For the Year Ended	For the Period Ended
	December 31, 2004	December 31, 2003*
Statement of Operations Data:
Investment Income:
Interest on Loans	$2,212,645	$0
Interest on Short - Term investments	284,845	-
Total Investment Income	2,497,490	-
Expenses:
Management Fee to Managers	3,707,192	-
Interest Expense	133,752	-
Other Operating Expenses	722,489	-
Total Expenses	4,563,433	-
Net Investment Loss	(2,065,943)	-
Net change in unrealized gain (loss) from investment transactions	20,235	-
Net realized loss from investment transactions	-	-
Net Loss	($2,045,708)	$0

AMOUNTS PER COMMON SHARE:
Net Loss	($20.46)	$0.00
Weighted Average Shares Outstanding	100,000	100,000

	As of	As of
	December 31, 2004	December 31, 2003
Balance Sheet Data:
Total Assets	$112,499,485	$25,000
Bank Loans	$31,450,194	$0

*From date of formation, October 31, 2003 through December 31, 2003

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies throughout the United States with a focus on growth oriented companies. Our portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. Our capital is generally used by our portfolio companies to finance acquisitions of fixed assets and working capital. On May 28, 2004, we completed our first closing of capital, made our first investment, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. The Fund elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2004. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability.

The Fund's investment objective is to achieve a high total return. The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.   Historically, the Fund's investing activities have focused primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  The Fund generally distributes these warrants to its shareholder upon receipt.  The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

The portfolio investments of the Fund consist of debt financing to early and late stage venture capital backed technology companies.  The borrower’s ability to repay their loans may be adversely impacted by a number of factors, and as a result the loan may not be fully repaid.  Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments.

CRITICAL ACCOUNTING POLICIES

The manager of the Fund (“Manager” or Westech”) has identified the most critical accounting estimates upon which the financial statements depend.  The Manager has determined the critical accounting estimates by considering accounting policies that involve the most complex or subjective decisions or assessments.  The only critical accounting policy is related to the valuation of loans.

Loans are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of footnote 2 to the financial statements (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan.   The actual value of the loans may differ from management’s estimates, which would affect net income as well as assets.

Results of Operations – For the year ended December 31, 2004 and the period ended December 31, 2003

Total investment income for the year ended December 31, 2004 was $2.5 million, of which $2.2 million consisted of interest on venture loans outstanding.  Remaining income consisted of interest and dividends on the temporary investment of cash, pending investment in venture loans or application to the Fund’s expenses and income from the forfeiture of deposits from prospective borrowers.

Expenses for the year ended December 31, 2004 was $4.6 million.  Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets.  Management fees for the Fund were $3.7 million, for the year ended December 31, 2004.  Interest expense was $0.1 million for the year ended December 31, 2004.   Other operating expenses, a majority of which were legal and bank related fees, were $0.7 million for the year ended December 31, 2004.

Net change in unrealized gain from investment transactions was $20 thousand.  The unrealized gain is composed entirely from the increase in value of the interest rate swap held at December 31, 2004.

Net loss for the year ended December 31, 2004 was $2.0 million.  On a per share basis, for the year ended December 31, 2004 there was a net loss of $20.46.

Prior to commencing its operations on May 28, 2004, the Fund had no operations other than the sale of 100,000 shares to the Company for $25,000.

Liquidity and Capital Resources -- December 31, 2004

The Fund is owned entirely by the Company.   The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Members’ capital commitment to the Company.  As of December 31, 2004 the Company had received subscriptions for capital in the amount of $250.0 million, of which $87.5 million had been called and received and $162.5 million remains uncalled.

The Fund had in place a $125.0 million securitzation debt facility as of December 31, 2004, under which the Fund was eligible to borrow up to $125.0 million.  As of December 31, 2004, $31.5 million was outstanding under this facility.

The Fund entered into swap transactions to hedge its interest rate on the securitization debt facility with a total notional principal of $29.6 million.  The fair value of the swap at December 31, 2004 was $20 thousand.  The effect of the interest rate swap transactions is to convert a variable rate obligation into a fixed rate on the contract notional value.

As of December 31, 2004 and 2003, 22% and 100%, respectively of the Fund’s assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans during the year.  Amounts disbursed under the Fund’s loan commitments was $91.5 million for the year ended December 31, 2004. Net loan amounts outstanding after amortization was approximately $85.4 million as of December 31, 2004. Unexpired unfunded commitments as of December 31, 2004 were $102.6 million.

Year Ended	Amount Disbursed	Principal Amortization	Balance Outstanding	Unexpired Unfunded Commitments
December 31, 2004	$91.5 million	$6.2 million	$85.4 million	$102.6 million
December 31, 2003	$0	$0	$0	$0

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid.  It is the Fund’s experience that not all unfunded commitments will be used by borrowers.

The Fund seeks to meet the requirements to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder.   To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”).  To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year.  Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives.  Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans  or from borrowed funds.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

The Fund's business activities contain elements of risk. The Fund considers the principal types of market risk to be interest rate risk and valuation risk. The Fund considers the management of risk essential to conducting its business and to maintaining profitability. Accordingly, the Fund's risk management procedures are designed to identify and analyze the Fund's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower.  The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund distributes all equity investments upon receipt.

 The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than 1% for the year ended December 31, 2004.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results

This information has been derived from unaudited financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future year.

December 31, 2004 (Unaudited)

	Three Months Ended
	June 30, 2004*	September 30, 2004	December 31, 2004
Investment Income:
Interest on Loans	62,168	503,153	1,647,324
Interest on Short –Term Investments	-	24,528	260,317
Total Investment Income	62,168	527,681	1,907,641
Expenses:
Management Fees	582,192	1,562,500	1,562,500
Interest Expense	-	-	133,752
Other Operating Expenses	178,979	121,284	422,226
Total Expenses	761,171	1,683,784	2,118,478
Net Investment Income	(699,003)	(1,156,103)	(210,837)
Net change in unrealized loss from investment transactions	-	-	20,235
Net realized loss from investment transactions	-	-	-
Net income (loss)	(699,003)	(1,156,103)	(190,602)
Amount per common share:
Net income (loss)	(6.99)	(11.56)	(1.91)
Weighted Average Shares Outstanding	100,000	100,000	100,000

* From commencement of operations, May 28, 2004 through June 30, 2004

The Fund commenced operations on May 28, 2004.  No quarterly data is presented for periods prior to commencement of operations.

See Item 15 for audited financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9.A.  DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Fund's chief executive officer and chief financial officer conducted an evaluation of the Fund's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. Based upon this evaluation,  the Fund's chief executive officer and chief financial officer concluded that the Fund's disclosure controls and procedures were  effective in timely alerting them of any material information relating to the Fund that is required to be disclosed by the Fund in the reports it files or submits under the Securities Exchange Act of 1934.

Changes in Internal Controls

        There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended December 31, 2004.

ITEM 9.B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund’s Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, Director and Chief Executive Officer	60	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994.
Salvador O. Gutierrez, Director, President , Chief Financial Officer	61	President, Chief Financial Officer and Director, and other positions for Westech Investment Advisors since 1994.
Brian R. Best, Vice President and Secretary	39	Vice President, Secretary and other positions for Westech Investment Advisors since 1997
Jay L. Cohan, Vice President	40	Vice President and other positions for Westech Investment Advisors since 1999
Maurice C. Werdegar, Vice President	40	Vice President and other positions for Westech Investment Advisors since 2001, Venture Partner, Outlook Ventures 2000 – 2001; CIO and Fund Manager, MetaMarkets.com 2000

The information required by this item concerning the directors of the Fund and Section 16(a) compliance is contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 11, 2005 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Seven Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The Fund has adopted a Code of Ethics that is applicable to all of its officers.  A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this item is contained in the Fund’s Proxy Statement under the caption “Proposal 1 -- To Elect Seven Directors of the Fund” and is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the Fund’s Proxy Statement under the caption “Annex A -- Beneficial Ownership of Fund Shares” and is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the Fund’s Proxy Statement under the captions: “Other Information -- Managers” and is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Fund’s Proxy Statement under the captions: “Other Information – Independent Auditors.

PART IV.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

1.

Index to Financials Statements and Financial Statement Schedules

Independent Auditors’ Reports

Statements of Financial Position as of December 31, 2004 and 2003

Statement of Operations for the Year ended December 31, 2004, and the Period ended December 31, 2003

Statement of Changes in Shareholder’s Equity for the Year ended December 31, 2004 and the Period ended December 31, 2003

Statement of Cash Flows for the Year ended December 31, 2004 and the Period ended December 31, 2003

Notes to Financial Statements

Financial Statement Schedules for the Year Ended December 31, 2004 and the period ended December 31, 2003 included in Item 15(a):

No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.

(a)

2.

Exhibits

Exhibit

Exhibit Title

3(i)

Articles of Incorporation of the Fund filed with the Maryland Secretary of State on January 1, 2000, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 10, 2003.

3(ii)

Certificate of Correction of the Fund filed with the Maryland Secretary of State on October 31, 2003, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 10, 2003.

3(iii)

Bylaws of the Fund as of October 31, 2003, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 10, 2003.

4.1

Form of Purchase Agreement between the Fund and the Company, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 10, 2003.

10.1

Form of Custodian Agreement between the Fund and Union Bank of California Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 10, 2003.

10.2

Form of Intercreditor Agreement between the Fund and Venture Lending & Leasing, Inc., Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 10, 2003.

10.3

Form of Management Agreement between the Fund, the Manager and the Adviser to the Manager, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 10, 2003.

31.1 – 32.2

Certifications pursuant to The Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

On October 20, 2004 the Fund filed a report on Form 8-K with the Commission to disclose the establishment of a debt facility for the Fund.  This was the only report on Form 8-K that was filed by the Fund during the fiscal quarter ended December 31, 2004.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE LENDING & LEASING IV, INC.

(Registrant)

By:

/S/Ronald W. Swenson

By:

/S/Salvador O. Gutierrez

Ronald W. Swenson

Salvador O. Gutierrez

Chairman and Chief Executive Officer

Chief Financial Officer

Date:   March 25, 2005

Date:      March 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

TITLE

DATE

By:

/S/Bernard J. Angelo

Director

March 25, 2005

Bernard J. Angelo

By:

/S/John F. Cogan

Director

March 25, 2005

John F. Cogan

By:

/S/J. Michael Egan

Director

March 25, 2005

J. Michael Egan

By:

/S/John Glynn

Director

March 25, 2005

John Glynn

By:

/S/Salvdor O. Gutierrez

President & Director

March 25, 2005

Salvador O. Gutierrez

By:

/S/Michael G. McCaffery

Director

March 25, 2005

Michael G. McCaffery

By:

/S/Ronald W. Swenson

CEO & Director

March 25, 2005

Ronald W. Swenson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Venture Lending & Leasing IV, Inc.:

We have audited the accompanying statements of financial position of Venture Lending & Leasing IV, Inc. (the “Fund”) as of December 31, 2004 and 2003, and the related statements of operations, changes in shareholder’s equity, and cash flows for the year ended December 31, 2004 and for the period from October 31, 2003 (date of formation) to December 31, 2003.  These financial statements are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  Our procedures included confirmation of loans as of December 31, 2004, by correspondence with the borrowers or by other appropriate auditing procedures where replies from borrowers were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2004 and 2003, and the results of its operations, changes in its shareholder’s equity and its cash flows for the year ended December 31, 2004 and for the period from October 31, 2003 (date of formation) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/S/Deloitte & Touche, LLP

San Francisco, CA
March 4, 2005

VENTURE LENDING & LEASING IV, INC.

Statements of Financial Position

As of December 31, 2004 and 2003

	December 31, 2004	December 31, 2003

ASSETS
Loans at estimated fair value
(Cost of $85,358,153 and $0)	$85,358,153	$-
Cash and cash equivalents	25,031,477	25,000
Other assets	2,109,855	-

Total assets	$112,499,485	$25,000

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Borrowings under debt facility	$31,450,194	$-
Accrued management fees	1,562,500	-
Accounts payable and other accrued liabilities	637,185	-

Total liabilities	33,649,879	-

Shareholder's equity:
Common stock: $0.001 par value, 10,000,000 shares authorized;
Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	82,524,900	24,900
Accumulated distributions	(1,629,686)	-
Accumulated deficit	(2,045,708)	-
Total shareholder's equity	78,849,606	25,000

Total liabilities and shareholder's equity	$112,499,485	$25,000

See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.

Statement of Operations

For the Year Ended December 31, 2004 and the Period Ended December 31, 2003*

	For the Year Ended	For the Period Ended
	December 31, 2004	December 31, 2003*

INVESTMENT INCOME:
Interest on loans	$2,212,645	$-
Interest on short-term investments
and other income	284,845	-
Total investment income	2,497,490	-

EXPENSES:
Management fees	3,707,192	-
Interest Expense	133,752	-
Organizational costs	109,153	-
Other operating expenses	613,336	-
Total expenses	4,563,433	-
Net investment loss	(2,065,943)	-

Net change in unrealized gain from hedging activities	20,235	-
Net realized loss from investment transactions	-	-
Net loss	$(2,045,708)	$-
Net loss per share	$(20.46)	$-
Weighted average shares outstanding	100,000	100,000

* From formation, October 31, 2003 through December 31, 2003

See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.

Statement of Changes in Shareholder’s Equity

For the Year Ended December 31, 2004 and the Period Ended December 31, 2003*

			Capital in
	Common Stock		Excess of		Accumulated
	Shares	Par Value	Par Value	Distributions	Deficit	Total

BALANCE, October 31, 2003	-	$-	$-	$-	$-	$-
Contributions*	100,000	100	24,900	-	-	25,000
BALANCE, December 31, 2003	100,000	$100	$24,900	$-	$-	$25,000
Contributions			82,500,000			82,500,000
Distributions				(1,629,686)		(1,629,686)
Net loss					(2,045,708)	(2,045,708)
BALANCE, December 31, 2004	100,000	$100	$82,524,900	$(1,629,686)	$(2,045,708)	$78,849,606

* From formation, October 31, 2003 through December 31, 2003

See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.

Statements of Cash Flows

For the Year Ended December 31, 2004 and the Period Ending December 31, 2003

	For the Year Ended December 31, 2004		For the Period Ended December 31, 2003*

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,045,708)		$-
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized gain from hedging activity	(20,235)		-
Amortization of deferred costs	55,188		-
Increase in other assets	(783,508)		-
Net increase in accounts payable, accrued liabilities, and accrued management fees	2,199,685		-
Acquisition of loans	(91,532,425)		-
Principal payments on loans	6,174,272		-
Acquisition of equity securities	(1,466,250)		-
Net cash used in operating activities	(87,418,981)	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	(163,436)		-
Borrowings under debt facility	31,450,194		-
Payment of bank facility fees and costs	(1,361,300)		-
Cash contributions from shareholder	82,500,000		25,000
Net cash provided by financing activities	112,425,458		25,000
Net increase in cash and cash equivalents	25,006,477		25,000

CASH AND CASH EQUIVALENTS:
Beginning of period	25,000		-
End of period	$25,031,477		$25,000
CASH PAID DURING THE PERIOD FOR:
Interest	$81,506		$-
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$1,466,250		$-

* From formation, October 31, 2003 through December 31, 2003

See notes to financial statements

VENTURE LENDING & LEASING IV, INC.

Notes to Financial Statements

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

Valuation of Loans

Venture loans are privately negotiated transactions, and there is no established trading market in which such loans can be sold. Investments in loans are valued at their original cost less amortization of principal unless, pursuant to procedures established by the Fund’s Board of Directors, Westech Investment Advisers, Inc., the Fund’s Manager, determines that amortized cost does not represent fair value, in which case loans will be adjusted to their fair value as determined by the Board of Directors.  Interest income on loans is recognized using the effective interest method.

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

As of December 31, 2004, no loans have been classified as nonaccrual.

Commitment Fees

Unearned income and commitment fees on loans are recognized using the effective-interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above.  If a draw is never made, the commitment fee less any applicable legal costs becomes recognized as other income.

Interest Rate Swaps

The Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. For investment companies such as the Fund, SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings.

The Fund enters into interest rate swap transactions to hedge its interest rate on its bank loans. The net interest received or paid on the transactions is included in interest expense. The fair value of the swap is recorded in other assets or other liabilities and the change in the fair value is recorded as a change in unrealized gain (loss) from investment transactions.  As of December 31, 2004 and 2003, the Fund has recorded an asset of $20,235 and $0, respectively to reflect the value of the outstanding hedge transaction.

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

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-4 which provided guidance on the application of certain provisions of the AICPA Audit and Accounting Guide, Audits of Investment Companies, and SOP 95-2, Financial Reporting by Nonpublic Investment Partnerships.  SOP 03-4 requires non-registered investment companies that meet certain criteria to disclose, as a financial highlight, an annual Internal Rate of Return (“IRR”) in place of the Total Return disclosure previously required.  SOP 03-4 requires the IRR disclosure in annual financial statements issued for fiscal years beginning after December 15, 2003.  The Fund has adopted the IRR provisions of SOP 03-4 and has included such disclosure in Note 9.

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

3.

 SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of December 31, 2004, the Fund's investments in loans are to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of shareholder's equity (net assets) that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund.  As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month.  For the year ended December 31, 2004, the weighted average interest rate on performing loans was 12.4%.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of December 31, 2004 consist of the following:

	Percentage of	Estimated Fair	Final
Borrower	Net Assets	Value 12/31/04	Maturity Date

Biotechnology
Athersys		$5,505,428	6/1/08
Miikana		1,879,067	10/1/07
Raven Biotechnologies		4,826,758	6/1/08
Subtotal:	15.5%	$12,211,253

Carrier Networking
Arroyo Video Solutions		$473,567	1/1/08

Subtotal:	0.6%	$473,567

Computers & Storage
Kashya		$943,407	1/1/08
Subtotal:	1.2%	$943,407

Internet
Cyclone Commerce		$926,281	9/1/07
SciQuest, Inc.		2,947,884	9/1/07
Subtotal:	4.9%	$3,874,165

Medical Devices
Ample Medical		$727,576	9/1/07
Aspire Medical		108,044	6/1/08
Cardiva Medical		954,290	10/1/07
LipoScience		3,957,445	10/1/07
Micromed Technology		2,144,646	3/1/07
SenoRx		2,462,500	10/1/07
Vascular Architects		4,723,680	6/1/07
Volcano Therapeutics		1,356,061	10/1/07
Subtotal:	20.8%	$16,434,242

Other Healthcare
Skylight Systems		$1,293,327	9/1/07
Subtotal:	1.6%	$1,293,327

Other Technology
EoPlex		$585,025	9/1/07
Nanoconduction		232,748	12/1/07
Triformix		1,730,784	8/1/07
Subtotal:	3.2%	$2,548,557

Security
Counterpane Internet Security		$1,620,694	11/1/07
Subtotal:	2.1%	$1,620,694

Semiconductors & Equipment
Cswitch		$129,347	11/1/07
Discera		567,805	8/1/07
Fyre Storm		1,193,791	10/1/07
InvenSense		193,345	12/1/07
Luxtera		573,107	12/1/07
Molecular Imprints		3,749,544	11/1/07
Raza Microelectronics		4,633,720	10/1/07
Universal Network Machines		3,964,080	5/1/08
Subtotal:	19.0%	$15,004,739

Software
Accruent		$282,574	12/1/07
Aceva		2,945,471	5/1/07
Adomo		247,655	4/1/08
Arena Solutions		2,452,352	9/1/07
Biz360		1,960,007	10/1/07
Business Engine		4,001,961	5/1/08
CoWare		1,280,552	12/1/07
Digital Evolution		2,695,056	9/1/07
Trados		2,428,380	9/1/07
Subtotal:	23.2%	$18,294,008

Technology Services
EchoPass		$1,319,427	9/1/07
Neutral Tandem		5,811,962	3/1/08
Subtotal:	9.0%	$7,131,389

Wireless
IXI Mobile		$2,631,772	4/1/07
Wildseed		2,897,035	10/1/07
Subtotal:	7.0%	$5,528,807

Total: (Cost of $85,358,153)	108.3%	$85,358,153

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At December 31, 2004, the Fund had unfunded commitments to borrowers of $102.6 million that remain unexpired at December 31, 2004.   There were no loans advanced or unfunded commitments as of December 31, 2003.

4.

LONG-TERM DEBT FACILITY

As of December 31, 2004, the Fund had in place a securitization debt facility of $125.0 million to finance the acquisition of asset-based loans.  As of December 31, 2004, the Fund had borrowed $31.5 million under this facility. Loans can be drawn on the credit facility at a minimum of $5 million and in $1 million increments in excess thereof. The interest rate on this facility is the “Commercial Paper Rate” plus 0.65 percent, which at December 31, 2004, was 3.05 percent. The facility is due to expire in November 2010.

Borrowings under this facility are collateralized by loans of the Fund with assignment to the financial institution, plus other assets of the Fund. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing. The Fund pays a commitment fee of 0.30 percent (annual fee paid monthly) based on the total commitment related to the facility.

The Fund has taken out an insurance policy insuring the repayment of the loans under this facility to the banks.  The Fund pays a monthly fee based on the used and unused portion of the facility.   There is an annual minimum premium of $675,000 for this policy.  As of December 31, 2004 the Fund has accrued $83,355 in expenses toward this minimum fee.

Bank fees of $1,074,250 were incurred in connection with initially procuring the facility.  Legal costs of $287,050 were incurred in negotiating the facility.  Both the bank fees and the legal costs have been capitalized and are being amortized on a straight line basis over the life of the facility (November 2010).

The required aggregate debt payments for the remaining four years are as follows:

Year	Principal Payments
2005	$7,209,668

2006	12,114,248
2007	10,939,363
2008	1,186,915
$31,450,194

5.

INTEREST RATE SWAPS

At December 31, 2004, the Fund had an interest rate swap transaction with a notional principal amount of $29.6 million, to convert floating rate liabilities to fixed rates. The Fund pays a fixed rate of 3.130 percent and receives from the counterparty a floating 30-day commercial paper rate. Payments are made monthly and terminate on May 12, 2008 The fair value of swap transactions at December 31, 2004 was $20,235 and is included in other assets of the Fund.

6.

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

7.

CAPITAL STOCK

As of December 31, 2004, there were 200,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Company through December 31, 2004 is $87.5 million, of which $82.5 million has been contributed to the Fund.

8.

MANAGEMENT

Westech Investment Advisors (“Manager”) serves as the investment manager for the Fund. As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company’s committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on May 28, 2004. Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management fees of $3,707,192 were recognized as expenses for the year ended December 31, 2004.

For the year ended December 31, 2004, distributions of $1,629,686 were made to the Fund’s shareholder.

Certain officers and directors of the Fund also serve as officers and directors of Westech Investment Advisors.

9.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund

Internal Rate of Return (IRR) was computed based on the actual dates of cash inflows (capital contributions), outflows (cash, stock, and warrant distributions) and the residual value of the ending net assets of the Fund.  The internal rate of return since inception attributable to the Fund’s shareholder is (9.8%)  through December 31, 2004. The Fund did not commence operations until May 28, 2004.

The ratios of expenses and net investment income to average net assets, calculated below are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the period presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended December 31, 2004	For the Period Ended December 31, 2003*

Total Return	-16.7%	0.0%

Per Share Amounts:
Net Asset Value, Beginning of Period	$0.25	$0.00
Net Investment Loss	(20.66)	-
Net Realized Loss & Change in Unrealized Gain	0.21	-
Total Loss	(20.45)	-
Capital Contributions	825.00	0.25
Capital Distributions	(16.30)	-

Net Asset Value, End of period	$788.50	$0.25

Net Assets, End of period	$78,849,606	$25,000

Ratios to Average Net Assets:

Expenses	14%	0%
Net Investment Income	(6%)	0%

* From formation, October 31, 2003 through December 31, 2003

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Salvador O. Gutierrez certify that:

1. I have reviewed this annual report on Form 10-K of Venture Lending & Leasing IV, Inc.;

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

Date: March 25, 2005

/S/ Salvador O. Gutierrez

Salvador O. Gutierrez

Chief Financial Officer

        Exhibit 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald W. Swenson, certify that:

1. I have reviewed this annual report on Form 10-K of Venture Lending & Leasing IV, Inc.;

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

Date: March 25, 2005

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

                  Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-K for the year ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
March 25, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Salvador O. Gutierrez, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Salvador O. Gutierrez

Salvador O. Gutierrez

Chief Financial Officer
March 25, 2005