Form 10-Q
period 2005-03-31
VENTURE LENDING & LEASING IV INC
filed 2005-05-13
CIK 1271808

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Outstanding as of May 2, 2005

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Financial Position (Unaudited)

As of March 31, 2005 and December 31, 2004

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2005 and 2004

Condensed Statements of Changes in Shareholder's Equity (Unaudited)

For the year ended December 31, 2004 and the three months ended March 31, 2005

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2005 and 2004

Notes to Condensed Financial Statements (Unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

Item 3.      Quantitative & Qualitative Disclosures About Market Risk

Item 4.

 Disclosure Controls and Procedures

PART II -- OTHER INFORMATION

Item 1.

Legal Proceedings

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

2

VENTURE LENDING & LEASING IV, INC.

 CONDENSED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31, 2005	December 31, 2004

ASSETS
Loans at estimated fair value
(Cost of $115,290,625 and $85,358,153)	$115,290,625	$85,358,153
Cash and cash equivalents	14,738,794	25,031,477
Other assets	2,746,379	2,109,855

Total assets	$132,775,798	$112,499,485

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Borrowings under debt facility	$50,450,194	$31,450,194
Accrued management fees	1,562,500	1,562,500
Accounts payable and other accrued liabilities	1,043,062	637,185

Total liabilities	53,055,756	33,649,879

Shareholder's equity:
Common stock: $0.001 par value, 10,000,000 shares authorized;
Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	82,524,900	82,524,900
Accumulated distributions	(1,952,748)	(1,629,686)
Accumulated deficit	(852,210)	(2,045,708)
Total shareholder's equity	79,720,042	78,849,606

Total liabilities and shareholder's equity	$132,775,798	$112,499,485

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2005	March 31, 2004

INVESTMENT INCOME:
Interest on loans	$3,347,862	$-
Interest on short-term investments
and other income	64,915	-
Total investment income	3,412,777	-

EXPENSES:
Management fees	1,562,500	-
Interest expense	330,993	-
Other operating expenses	494,730	-
Total expenses	2,388,223	-
Net investment income	1,024,554	-

Net change in unrealized gain from hedging activities	168,944	-
Net income	$1,193,498	$-
Net income per share	$11.93	$-
Weighted average shares outstanding	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING IV, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY  (UNAUDITED)

FOR THE YEAR ENDED DECEMBER 31, 2004 AND THE THREE MONTHS ENDED MARCH 31, 2005

			Capital in
	Common Stock		Excess of		Accumulated
	Shares	Par Value	Par Value	Distributions	Deficit	Total

BALANCE, December 31, 2003	100,000	$100	$24,900	$-	$-	$25,000
Contributions			82,500,000			82,500,000
Distributions				(1,629,686)		(1,629,686)
Net loss					(2,045,708)	(2,045,708)
BALANCE, December 31, 2004	100,000	$100	$82,524,900	$(1,629,686)	$(2,045,708)	$78,849,606
Distributions				(323,062)		(323,062)
Net income					1,193,498	1,193,498
BALANCE, March 31, 2005	100,000	$100	$82,524,900	$(1,952,748)	$(852,210)	$79,720,042

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	For the Three Months Ended March 31, 2005		For the Three Months Ended March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,193,498		$-
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized gain from hedging activity	(168,944)		-
Amortization of deferred costs	55,188		-
Increase in other assets	(505,768)		-
Net increase in accounts payable, accrued liabilities, and accrued management fees	405,877		-
Acquisition of loans	(33,909,973)		-
Principal payments on loans	3,977,501		-
Acquisition of equity securities	(310,500)		-
Net cash used in operating activities	(29,263,121)	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	(12,562)		-
Borrowings under debt facility	19,000,000		-
Payment of bank facility fees and costs	(17,000)		-
Cash contributions from shareholder	-		25,000
Net cash provided by financing activities	18,970,438		25,000
Net increase (decrease) in cash and cash equivalents	(10,292,683)		25,000

CASH AND CASH EQUIVALENTS:
Beginning of period	25,031,477		-
End of period	$14,738,794		$25,000
CASH PAID DURING THE PERIOD FOR:
Interest	$302,916		$-
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$310,500		$-

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2005

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

In Management's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. The interim results for the three months ended March 31, 2005 are not necessarily indicative of what the results would be for a full year.

2. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2005, the Fund's investments in loans are to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of shareholder's equity (net assets) that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund.  As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month.  For the three month period ended March 31, 2005, the weighted average interest rate on performing loans was 12.8%.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of March 31, 2005 consist of the following:

                                                                                       Percentage of      Estimated Fair            Final

  Borrower                                                                       Net Assets

     Value 3/31/05    Maturity Date

Biotechnology
Athersys		$5,511,760	6/1/08
Miikana		1,887,131	10/1/07
Raven Biotechnologies		4,847,303	6/1/08
Subtotal:	15.4%	$12,246,194
Carrier Networking

Arroyo Video Solutions		$454,027	1/1/08
Skystream Networks, Inc.		2,912,490	2/1/08
Subtotal:	4.2%	3,366,517
Computers & Storage
CloudShield		$4,373,181	1/1/08
Kashya		1,005,148	3/1/08
Subtotal:	6.7%	$5,378,329
Internet
Cyclone Commerce		$1,892,477	12/1/07
SciQuest, Inc.		2,951,963	10/1/07
TheFaceBook		196,749	2/1/08
Subtotal:	6.3%	$5,041,189
Medical Devices
Ample Medical		$729,438	9/1/07
Aspire Medical		1,060,066	6/1/08
Cardiva Medical		1,695,797	11/1/07
Inogen		417,890	1/1/08
LipoScience		3,924,256	10/1/07
Micromed Technology		1,926,481	3/1/07
SenoRx		2,470,726	10/1/07
Vascular Architects		4,458,482	6/1/07
VeinRx		1,648,699	9/1/07
Volcano Corporation		1,735,250	2/1/08
Subtotal:	25.2%	$20,067,085
Other Healthcare
MedManage Systems		$1,944,026	1/1/08
Skylight Systems		1,845,874	1/1/08
Subtotal:	4.8%	$3,789,900
Other Technology
EoPlex		$543,014	9/1/07
Nanoconduction		543,368	3/1/08
NeoConix, Inc.		779,752	9/1/07
Triformix		1,600,727	8/1/07
Subtotal:	4.3%	$3,466,861
Security
Counterpane Internet Security		$1,661,155	2/1/08
Subtotal:	2.1%	$1,661,155
Semiconductors & Equipment
Cswitch		$265,602	1/1/08
Discera		1,647,720	3/1/08
Fyre Storm		2,137,715	1/1/08
Integrated Materials		793,634	1/1/08
InvenSense		185,261	12/1/07
Luxtera		549,604	12/1/07

Molecular Imprints		4,079,547	1/1/08
Oraxion Diagnostics		641,132	8/1/07
Raza Microelectronics		5,632,394	10/1/07
Universal Network Machines		4,005,752	5/1/08
Subtotal:	25.0%	$19,938,361
Software
Accruent		$271,494	12/1/07
Aceva		2,949,547	5/1/07
Adomo		2,155,970	4/1/08
Arena Solutions		2,458,918	9/1/07
Biz360		1,962,122	10/1/07
Business Engine		3,657,761	5/1/08
CoWare		4,621,564	12/1/07
SOA Software		2,700,208	9/1/07
Trados		2,435,421	9/1/07
Subtotal:	29.1%	$23,213,005
Technology Services
EchoPass		$2,611,215	9/1/07
Jacent		374,464	2/1/08
Neutral Tandem		5,560,961	3/1/08
Subtotal:	10.7%	$8,546,640
Wireless
Ethertronics		$443,121	3/1/08
IXI Mobile		2,380,495	4/1/07
Kayak Interactive		2,839,033	9/1/07
Wildseed		2,912,740	10/1/07
Subtotal:	10.8%	$8,575,389

Total: (Cost of $115,290,625)	144.6%	$115,290,625

As of March 31, 2005, no loans have been classified as non-accrual.

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At March 31, 2005, the Fund had unexpired unfunded commitments to borrowers of $127.5 million.

3.

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

4.  CAPITAL STOCK

As of March 31, 2005 and December 31, 2004, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Company through March 31, 2005 and December 31, 2004 was $87.5 million, of which $82.5 million has been contributed to the Fund.

For the three months ended March 31, 2005 and 2004, distributions of $323,062 and $0  were made to the Fund’s shareholder.

5.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46R).  The effective date of FIN 46R for non-registered investment companies (such as the Fund) has been deferred pending a decision by the FASB concerning whether to exempt such entities from applying the provisions of FIN 46R.

6.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2005 and 2004.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return. The Fund did not commence operations until May 28, 2004.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004

Total Return *	6.1%	0.0%

Per Share Amounts:
Net Asset Value, Beginning of Period	$788.50	$0.00
Net Investment Income	10.25	-
Net Change in Unrealized Gain	1.68	-
Total Income	11.93	-
Capital Contributions	-	0.25
Capital Distributions	(3.23)	-

Net Asset Value, End of period	$797.20	$0.25

Net Assets, End of period	$79,720,042	$25,000

Ratios to Average Net Assets:

Expenses *	12%	0%
Net Investment Income *	5%	0%

* Annualized

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Venture Lending & Leasing IV, Inc. (“the Fund”) is 100% owned by Venture Lending & Leasing IV, LLC (the “Company”).  The Fund's shares of Common Stock, $.001 par value were sold to its shareholder under a stock purchase agreement.  The Fund has issued 100,000 of the Fund’s 10,000,000 total authorized shares. The Fund's shareholder may make additional capital contributions to the Fund.

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

Overview

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies throughout the United States with a focus on growth oriented companies.   It is expected that as the Fund grows, its portfolio will become well diversified and consist of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by our portfolio companies to finance acquisitions of fixed assets and working capital. On May 28, 2004, the Fund completed its first closing of capital, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. The Fund elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2004. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing the Fund’s investor to substantially reduce or eliminate its corporate-level tax liability.

The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a Regulated Investment Company (“RIC”) under the Internal Revenue Code.  If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the Company) and all distributions out of its earnings and profits will be taxable to the Members of the Company as ordinary income; thus, such income will be subject to a double layer of tax. There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

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

Loans are held at estimated fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of Note 2 of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2004 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan. The actual value of the loans may differ from management's estimates, which would affect net income as well as net assets.

Results of Operations –For the three months ended March 31, 2005 and 2004.

The Fund did not commence operations until May 2004, so comparisons between periods will be limited.

Total investment income for the three months ended March 31, 2005 was $3.4 million.  Almost all of the income consisted of interest on venture loans outstanding during the period, with  $0.1 million related to interest income from short-term investment of cash.

Total expenses were $2.4 million for the three months ended March 31, 2005.  Management fees were the largest expense.  Management fees for the three months ended March 31, 2005 were $1.6 million.

Total interest expense was $0.3 million for the three months ended March 31, 2005.

Total other operating expenses for the three months ended March 31, 2005 were $0.5 million.  Legal and banking costs comprised a majority of the other operating expenses for the three months ended March 31, 2005.

Net investment income for the three months ended March 31, 2005 was $1.0 million.

Total unrealized gain for the three months ended March 31, 2005 was $0.2 million.  This gain was the result of the Fund’s hedging transactions.

Net income for the three months ended March 31, 2005 was $1.2 million.  On a per share basis, net income was $11.93 for the three months ended March 31, 2005.

Liquidity and Capital Resources – March 31, 2005 and December 31, 2004

Total capital contributed to the Fund was $82.5 million at March 31, 2005 and December 31, 2004.  Committed capital to the Company at March 31, 2005 and December 31, 2004 was $250.0 million, of which $87.5 million has been called and received.  The remaining $162.5 million in committed capital is due to expire in May 2009 as the five year anniversary will have passed, at which time no further capital can be called.

On October 14, 2004, the Fund entered into agreements with Société Générale and Rabobank International that established a debt facility to provide the Fund up to $125.0 million of financing.  Borrowings by the Fund will be collateralized by receivables from loans advanced by the Fund in its ordinary course of business.  The Fund will pay interest on its borrowings based on the secured facility’s cost of issuing commercial paper obligations.  The Fund typically will enter into hedge transactions to limit its interest rate risk, and thus the net interest expense will be based in a large part on the fixed rate negotiated on these transactions.  The facility will terminate in May 2009, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  The first draw against this direct financial obligation of the Fund took place in October, 2004.  As of December 31, 2004, fees of $1,074,250 were incurred in order to procure the facility.  Additionally $17,000 was incurred in March, 2005 in conjunction with the facility.  Legal costs of $287,050 were incurred in negotiation of the facility. Both the bank fees and legal costs have been capitalized and are being amortized over the expected life of the facility.

At March 31, 2005 and December 31, 2004 the Fund had interest rate swap transactions outstanding with a total notional principal amount of $36.5 million and $29.6 million.  The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value.  The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of March 31, 2005 and December 31, 2004, 11% and 22%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during the period from May 28, 2004 through March 31, 2005. Amounts disbursed under the Fund's loan commitments totaled approximately $33.9 million during the period from December 31, 2004 through March 31, 2005. Net loan amounts outstanding after amortization increased by approximately $29.9 million for the same period. Unexpired, unfunded commitments totaled approximately $127.5 million as of March 31, 2005.

As of	Amount Disbursed	Principal Reductions	Balance Outstanding	Unexpired Unfunded Commitments
March 31, 2005	$125.4 million	$10.1 million	$115.3 million	$127.5 million
December 31, 2004	$91.5 million	$6.2 million	$85.4 million	$102.6 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to approximately 2.9% for the three months ended March 31, 2005. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003.  No other shares of the Fund have been sold;  however the Fund received an additional $82.5 million of paid in capital during the period from May 28, 2004 through March 31, 2005 which is expected to be used to acquire venture loans and fund operations.

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

On March 23, 2005, the Fund filed an 8-K disclosing that Salvador O. Gutierrez replaced Douglas D. Reed as Chief Financial Officer of the Fund.

Exhibit Number	Description
3(i)	Articles of Incorporation of the Fund filed with the Maryland Secretary of State on October 14, 2004,
3(ii)	Bylaws of the Fund as of October 31, 2003, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 10, 2003.
4.1

Form of Purchase Agreement between the Fund and the Company, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 10, 2003.

31.1 – 32.2	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING IV, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Salvador O. Gutierrez

Ronald W. Swenson

Salvador O. Gutierrez

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

May 13, 2005

Date:

May 13, 2005

               Exhibit 3(i)

VENTURE LENDING & LEASING IV, INC.

ARTICLES OF AMENDMENT AND RESTATEMENT

FIRST:  Venture Lending & Leasing IV, Inc., a Maryland corporation (the “Corporation”), desires to amend and restate its charter as currently in effect and as hereinafter amended.

SECOND:  The following provisions are all the provisions of the charter currently in effect and as hereinafter amended.

ARTICLE I

INCORPORATION

The undersigned Ronald W. Swenson, whose address is 2010 North First Street, Suite 310, San Jose, California 95131, being at least eighteen years of age, does hereby form a corporation under the general laws of the State of Maryland.

ARTICLE II

NAME OF CORPORATION

The name of the Corporation is Venture Lending & Leasing IV, Inc.

ARTICLE III

CORPORATE PURPOSES

The Corporation is formed for the following purpose or purposes:

A.

To conduct, operate, and carry on the business of a closed-end, management investment company that has elected to be treated as a business development company, pursuant to the Investment Company Act of 1940, as amended (“1940 Act”); provided, however, that the Corporation may cease to be treated as a business development company upon compliance with the requirements of the 1940 Act with respect thereto; and

B.

To exercise and enjoy all powers, rights and privileges granted to and conferred upon corporations by the Maryland General Corporation Law now or hereafter in force.

ARTICLE IV

ADDRESS OF PRINCIPAL OFFICE

The post office address of the principal office of the Corporation in the State of Maryland is CSC-Lawyers Incorporating Service Company, 11 East Chase Street, Baltimore, Maryland, 21202.

ARTICLE V

NAME AND ADDRESS OF RESIDENT AGENT

THE NAME AND ADDRESS OF THE RESIDENT AGENT OF THE CORPORATION IN THE STATE OF MARYLAND IS CSC-LAWYERS INCORPORATING SERVICE COMPANY, 11 EAST CHASE STREET, BALTIMORE, MARYLAND, 21202.

ARTICLE VI

SHARES OF STOCK

A.

The total number of shares of all classes of stock which the Corporation has authority to issue is ten million (10,000,000) shares of Common Stock, $.001 par value per share, having an aggregate par value of $10,000.

B.

No holder of shares of stock of the Corporation shall, as such holder, have any preemptive right to purchase or subscribe for any additional shares of stock of the Corporation or any other security of the Corporation which it may issue or sell.

C.

All shares of the Corporation’s authorized stock, when issued for such consideration as the Board of Directors may determine, shall be fully paid and nonassessable.

D.

The Board of Directors of the Corporation may, by adoption of a resolution or Bylaw, impose restrictions upon the transferability by shareholders of shares of the Corporation’s stock.

E.

No shares of the Corporation’s stock shall have any conversion or exchange rights or privileges or have cumulative voting rights.

F.

Except as otherwise required under the 1940 Act, voting power for the election of directors and for all other purposes shall be vested exclusively in the holders of the Common Stock.  Each holder of a full or fractional share of Common Stock shall be entitled, in the case of full shares, to one vote for each such share and, in the case of fractional shares, to a fraction of one vote corresponding to the fractional amount of each such fractional share, in each case based upon the number of shares registered in such holder’s name on the books of the Corporation on the record date fixed for such purpose.

G.

Any assets of the Corporation distributed to the stockholders shall be distributed among such stockholders, in cash or in kind at  the option of the directors, in proportion to the number of full and fractional shares of Common Stock held by them and recorded on the books of the Corporation on the record date fixed for such purpose.

H.

Each holder of shares of stock shall, upon demand, disclose to the Corporation such information with respect to direct or indirect holdings of such shares as the directors or any officer or agent of the Corporation designated by the directors deem necessary to comply with provisions of the Internal Revenue Code of 1986 applicable to the Corporation, to comply with requirements of any other appropriate taxing authority, or to comply with the provisions of the 1940 Act or of the Employee Retirement Income Security Act of 1974, as any of said laws may be amended from time to time.

ARTICLE VII

BOARD OF DIRECTORS

The number of directors of the Corporation shall be six (6) which number may be increased or decreased pursuant to the Bylaws, but shall never be less than the minimum number required by the Maryland General Corporation Law.  The names of the directors who shall serve until the next annual meeting of stockholders and until their successors are duly elected and qualify are Ronald W. Swenson, Salvador O. Gutierrez, J. Michael Egan, Michael G. McCaffery John F. Cogan and John Glynn.  The forgoing provisions notwithstanding, effective upon the execution of the Master Loan Agreement referred to in Article XV hereof, and continuously thereafter until all obligations, liabilities and indebtedness of the Corporation under the Master Loan Agreement have been fully paid and discharged and the loan commitments thereunder have terminated, in addition to the six directors provided for herein (or such greater or lesser number as may be provided for in the Bylaws), the Corporation shall have one additional director who shall be a Designated Director as defined in Article XV.

ARTICLE VIII

MANAGEMENT OF THE AFFAIRS OF THE CORPORATION

A.

All corporate powers and authority of the Corporation shall be vested in and exercised by, and the business and affairs of the Corporation shall be managed under the direction of, the Board of Directors except as otherwise provided by statute, the charter, or the Bylaws of the Corporation.

B.

The Board of Directors shall have the exclusive power to adopt, alter, or repeal the Bylaws of the Corporation.

C.

Subject to the provisions of the Maryland General Corporation Law, the Board of Directors shall have the power to determine whether and to what extent, and at what times and places, and under what conditions and regulations, the accounts and books of the Corporation (other than the stock ledger) shall be open to inspection by stockholders.  No stockholder shall have any right to inspect any account, book, or document of the Corporation except to the extent permitted by statute or the Bylaws.

D.

The determination as to any of the following matters, made in good faith by or pursuant to the direction of the Board of Directors consistent with the charter and in the absence of manifest error or actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a court, shall be final and conclusive and shall be binding upon the Corporation and every holder of shares of its stock:  the amount of the net income of the Corporation for any period and the amount of assets at any time legally available for the payment of dividends, redemption of its stock or the payment of other distributions on its stock; the amount of paid-in surplus, net assets, other surplus, annual or other net profit, net assets in excess of capital, undivided profits or excess of profits over losses on sales of assets; the amount, purpose, time of creation, increase or decrease, alteration or cancellation of any reserves or charges and the propriety thereof (whether or not any obligation or liability for which such reserves or charges shall have been created shall have been paid or discharged); the fair value, or any sale, bid or asked price to be applied in determining the fair value, of any asset owned or held by the Corporation; any matter relating to the acquisition, holding and disposition of any assets by the Corporation; or any other matter relating to the business and affairs of the Corporation.  To the extent not prohibited by law or by this charter or Bylaws, the Board of Directors may delegate the power to make such determinations to any one or more of the directors or officers of the Corporation, its investment adviser, administrator, custodian, or depositary of the Corporation’s assets, or another agent of the Corporation appointed for such purposes.

E.

Except as otherwise required under the 1940 Act, the Board of Directors shall have the power to make distributions, including dividends, from any legally available funds in such amounts, and in a manner and to the stockholders of record as of such a date, as the Board of Directors may determine.

ARTICLE IX

STOCKHOLDER LIABILITY

The stockholders shall not be liable to any extent for the payment of any debt of the Corporation.

ARTICLE X

MAJORITY OF VOTES

Except as otherwise provided in these Articles (including Article XV hereof) or under the 1940 Act, notwithstanding any provision of law permitting or requiring any action to be taken or approved by the affirmative vote of the holders of shares entitled to cast a greater number of votes, any such action shall be effective and valid if taken or approved by the affirmative vote of holders entitled to cast a majority of all the votes entitled to be cast on the matter.

ARTICLE XI

SPECIAL VOTING REQUIREMENTS:  CONTROL SHARES

The Corporation shall not be governed by the provisions of Section 3-602 of the Maryland General Corporation Law.

ARTICLE XII

LIMITATION ON LIABILITY

A.

To the maximum extent permitted by the laws of Maryland (but not in violation of any applicable requirement or limitation of the 1940 Act), in each case as currently in effect or as may hereafter be amended:

1.

No director or officer of the Corporation shall be liable to the Corporation or its stockholders for money damages; and

2.

The Corporation shall have the power to obligate itself to indemnify and to advance expenses as provided in the Bylaws of the Corporation to its present and past directors, officers, employees and agents (including any person or firm appointed by the Corporation to serve as investment adviser or any similar function), and persons who are serving or have served at the request of the Corporation in similar capacities for other entities.

B.

No amendment, alteration, or repeal of this Article or the adoption, alteration, or amendment of any other provision of these Articles or the Bylaws of the Corporation inconsistent with this Article, shall adversely affect any limitation on liability or indemnification of any person under this Article with respect to any act or failure to act which occurred prior to such amendment, alteration, repeal, or adoption.

ARTICLE XIII

LIMITED TERM OF EXISTENCE

The Corporation shall have a limited period of existence and shall cease to exist at the close of business on December 31, 2012, except that the Corporation shall continue to exist for the purpose of paying, satisfying and discharging any existing debts or obligations, collecting and distributing its assets, and doing all other acts required to liquidate and wind up its business and affairs.  After the close of business on December 31, 2012, if the Corporation has not liquidated and wound up its business and affairs, the directors shall become trustees of the Corporation’s assets for purposes of liquidation with the full powers granted to directors of a corporation which has voluntarily dissolved under subtitle 4 of Title 3 of the Maryland General Corporation Law or any successor statute as are necessary to liquidate the Corporation and wind up its affairs, but in no event with lesser power than the powers granted by such subtitle as of the date of incorporation of the Corporation.

ARTICLE XIV

RIGHT OF AMENDMENT

Subject to Article XV hereof, any provision of these Articles may be amended, altered, or repealed upon the affirmative vote of a majority of all the votes entitled to be cast on the matter.

ARTICLE XV

SPECIAL PURPOSE PROVISIONS

Effective upon the execution of that certain Master Loan Agreement dated as of October 14, 2004 (as the same may be amended or restated from time to time, the “MLA”) among the Corporation, the CP Lenders from time to time party thereto, the Conduit Agents from time to time party thereto, the Liquidity Agents from time to time party thereto, and Societe Generale, as Program Agent thereunder, and thereafter continuously until the date on which all obligations, liabilities and indebtedness of the Corporation under the MLA have been fully paid and discharged, and the loan commitments of the CP Lenders thereunder have been terminated, Articles I through XIV above and the Bylaws of the Corporation are subject to this Article XV. This Article XV shall control in the event there is a conflict between the terms of this Article XV and Articles I through XIV above or the Bylaws of the Corporation. All capitalized terms used in this Article XV and not otherwise defined herein shall have the same meaning which they have in the MLA.

A.

The purposes for which the Corporation is organized are limited to (i) those set forth in Section A of Article III, and (ii) transacting any and all lawful business for which a corporation may be incorporated under the Maryland General Corporation Law that is incidental and necessary or appropriate to the foregoing.

B.

The indemnification obligations of the Corporation set forth in paragraph 2 of Section A of Article XII and in the Corporation’s Bylaws, shall (except to the extent covered by insurance) be fully subordinated in right of payment to the obligations of the Corporation under the MLA.

C.

The Corporation shall at all times observe the following:

1.

At all times after the Closing Date, at least one of the directors of the Corporation shall be a Designated Director. A “Designated Director” shall mean a director of the Corporation who is not at the time of initial election, or at any time while serving as a director of the Corporation, and has not been at any time during the preceding five (5) years: (a) a stockholder, director (with the exception of serving as the Designated Director of the Corporation and any other bankruptcy-remote special purpose entity formed for the sole purpose of securitizing, or facilitating the securitization of, assets of any Affiliate of the Corporation), officer, employee, partner, attorney or counsel of the Corporation, or any Affiliate; (b) a customer, supplier or other person or entity who derives any of its purchases or revenues from its activities with the Corporation or any Affiliate; (c) a person or entity controlling or under common control with any such stockholder, partner, customer, supplier or other person or entity; or (d) a member of the immediate family of any such stockholder, director, officer, employee, partner, customer, supplier or other person or entity. “Affiliate” means a person or entity other than the Corporation (i) that directly or indirectly controls or is controlled by or is under common control with the Corporation, (ii) that is an officer of, partner in, or trustee of, or serves in a similar capacity with respect to, the Corporation, or (iii) that, directly or indirectly, is the beneficial owner of 10% or more of any class of equity securities of the Corporation or of which the Corporation is directly or indirectly the owner of 10% or more of any class of equity securities. The term “control” means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person or entity, whether through ownership of voting securities, by contract or otherwise. “Affiliate” of the Corporation does not include a person or entity that is a partner in one or more partnerships or joint ventures with the Corporation or any other

Affiliate of the Corporation if such person or entity is not otherwise an Affiliate of the Corporation.  No resignation or removal of a Designated Director, and no appointment of a successor Designated Director, shall be effective until such successor shall have accepted his or her appointment as a Designated Director by a written instrument.  If a Designated Director dies, resigns, is expelled, becomes incapacitated or is removed, or such position is otherwise vacant, no action requiring the unanimous vote of the Board of Directors of the Corporation shall be taken (including, without limitation, any action pursuant to this Article XV) until a successor Designated Director is elected and qualified and approves of such action.  In the event of the death, resignation, expulsion, incapacity or removal of a Designated Director, or a vacancy for any other reason, a successor Designated Director shall be elected by a majority of the remaining directors. When voting on whether the Corporation will take any action described in Section D. of this Article XV, the Designated Director shall owe his or her primary fiduciary duty or other obligation to the Corporation (including, without limitation, the Corporation’s creditors);

2.

The Corporation shall not engage in any business or activity, or incur any indebtedness or liability, other than as expressly permitted by the MLA;

3.

The Corporation shall maintain books and records separate from any other person or entity;

4.

The Corporation shall maintain its bank accounts separate from any other person or entity;

5.

The Corporation shall not commingle its assets with those of any other entity, and shall hold all of its assets in its own name;

6.

The Corporation shall conduct its own business in its own name;

7.

The Corporation shall maintain separate financial statements showing its assets and liabilities separate and apart from those of any other person or entity and shall not have its assets listed on the financial statement of any other entity; provided, however, that the Corporation may be included in consolidated tax returns and financial statements and reports so long as such consolidated tax returns and financial statements and reports show the Corporation and other entities shown therein as separate legal entities and disclose that (i) the assets and credit of the Corporation are not available to pay the debts or obligations of any other entity and (ii) the assets and credit of any other entity shown therein are not available to pay the debts or obligations of the Corporation (except on account of any written guaranty given by such other entity of the Corporation’s obligations under or relating to the MLA);

8.

The Corporation shall file its tax returns separate from any other entity, and not file a consolidated federal income tax return with any other corporation; provided, however, that the Corporation may be included in consolidated tax returns and financial statements and reports so long as such consolidated tax returns and financial statements and reports show the Corporation and other entities shown therein as separate legal entities and disclose that (i) the assets and credit of the Corporation are not available to pay the debts or obligations of any other entity and (ii) the assets and credit of any other entity shown therein are not available to pay the debts or obligations of the Corporation (except on account of any written guaranty given by such other entity of the Corporation’s obligations under or relating to the MLA);

9.

The Corporation shall pay its own liabilities and expenses out of its own funds;

10.

The Corporation shall observe all corporate formalities specified in applicable corporation laws;

11.

The Corporation shall maintain an arm's-length relationship with its affiliates and engage in transactions with affiliates only on commercially reasonable terms;

12.

The Corporation shall not guarantee or become obligated for the debts of any other entity or hold out its credit as being available to satisfy the obligations of others;

13.

The Corporation shall not acquire obligations or securities of its shareholders;

14.

The Corporation shall allocate fairly and reasonably any overhead for shared office space;

15.

The Corporation shall use separate invoices and checks bearing its own name;

16.

The Corporation shall hold itself out as a separate entity;

17.

The Corporation shall correct any known misunderstanding regarding its separate identity;

18.

The Corporation shall maintain adequate capital in light of its contemplated business operations;

19.

The Corporation shall not identify itself as a division of any other entity; and

20.

The Corporation shall not amend any provision of this Article XV unless the Corporation receives (i) confirmation from each of the Rating Agencies that such amendment would not result in the qualification, downgrade or withdrawal of any applicable securities rating, and (ii) approval of such amendment by the Majority Lenders (at the direction of the Controlling Beneficiary).

D.

The Corporation shall not, without the unanimous consent of all of the directors of the Corporation, including the Designated Director:

1.

amend, alter, change or repeal this Article XV; or

2.

(i) dissolve or liquidate, in whole or in part, or institute proceedings to be adjudicated bankrupt or insolvent, (ii) consent to the institution of bankruptcy or insolvency proceedings against the Corporation, (iii) file a petition seeking or consenting to a reorganization or relief under any applicable federal or state law relating to bankruptcy or insolvency, (iv) consent to the appointment of a receiver, trustee, liquidator, sequestrator or assignee or other similar official for the Corporation or a substantial part of its property, (v) make a general assignment for the benefit of creditors, (vi) admit in writing to the inability of the Corporation to pay its debts generally as they become due, (vii) merge or consolidate with any other entity, or otherwise acquire substantially all of the assets of any other entity or convey, sell or transfer all or substantially all of its properties and assets except as otherwise permitted under the MLA or (viii) take any corporate action in furtherance of the actions set forth in clauses (i) through (vii) of this paragraph.

THIRD:  The amendment to and restatement of the charter as hereinabove set forth have been duly advised by the Board of Directors and approved by the stockholders of the Corporation as required by law.

FOURTH:  The current address of the principal office of the Corporation is as set forth in Article IV of the foregoing amendment and restatement of the charter.

FIFTH:  The name and address of the Corporation’s current resident agent is as set forth in Article V of the foregoing amendment and restatement of the charter.

SIXTH:  The number of directors of the Corporation and the names of those currently in office are as set forth in Article VII of the foregoing amendment and restatement of the charter.

SEVENTH:  The undersigned Chief Executive Officer acknowledges these Articles of Amendment and Restatement to be the corporate act of the Corporation and as to all matters or facts required to be verified under oath, the undersigned Chief Executive Officer acknowledges that to the best of his knowledge, information and belief, these matters and facts are true in all material respects and that this statement is made under the penalties for perjury.

IN WITNESS WHEREOF, the Corporation has caused these Articles of Amendment and Restatement to be signed in its name and on its behalf by its Chief Executive Officer and attested to by its Secretary on this 10th of September, 2004.

ATTEST: /s/ Douglas D. Reed Douglas D. Reed, Secretary	VENTURE LENDING & LEASING IV, INC. By: /s/ Ronald W. Swenson Name: Ronald W. Swenson Title: Chief Executive Officer

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

Date: May 13, 2005

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

Date: May 13, 2005

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

                    Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
May 13, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Salvador O. Gutierrez, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Salvador O. Gutierrez

Salvador O. Gutierrez

Chief Financial Officer
May 13, 2005