Form 10-Q
period 2005-06-30
VENTURE LENDING & LEASING IV INC
filed 2005-08-12
CIK 1271808

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Outstanding as of August 2, 2005

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Financial Position (Unaudited)

As of June 30, 2005 and December 31, 2004

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2005 and 2004

Condensed Statements of Changes in Shareholder's Equity (Unaudited)

For the year ended December 31, 2004 and the six months ended June 30, 2005

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2005 and 2004

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

Item 3.

Defaults upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

1

VENTURE LENDING & LEASING IV, INC.

 CONDENSED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30, 2005	December 31, 2004

ASSETS
Loans at estimated fair value
(Cost of $155,063,715 and $85,358,153)	$ 155,063,715	$ 85,358,153
Cash and cash equivalents	21,069,027	25,031,477
Other assets	3,044,569	2,109,855

Total assets	$ 179,177,311	$ 112,499,485

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Borrowings under debt facility	$ 73,347,779	$ 31,450,194
Accrued management fees	1,562,500	1,562,500
Accounts payable and other accrued liabilities	1,181,291	637,185

Total liabilities	76,091,570	33,649,879

Shareholder's equity:
Common stock: $0.001 par value, 10,000,000 shares authorized;
Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	104,524,900	82,524,900
Accumulated distributions	(2,566,324)	(1,629,686)
Accumulated earnings (deficit)	1,127,065	(2,045,708)
Total shareholder's equity	103,085,741	78,849,606

Total liabilities and shareholder's equity	$ 179,177,311	$ 112,499,485

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

INVESTMENT INCOME:
Interest on loans	$ 4,565,778	$ 62,168	$ 7,913,640	$ 62,168
Interest on short-term investments
and other income	196,436	-	261,351	-
Total investment income	4,762,214	62,168	8,174,991	62,168

EXPENSES:
Management fees	1,562,500	582,192	3,125,000	582,192
Interest expense	704,690	-	1,035,682	-
Organizational costs	-	109,153	-	109,153
Other operating expenses	332,808	69,826	827,539	69,826
Total expenses	2,599,998	761,171	4,988,221	761,171
Net investment income (loss)	2,162,216	(699,003)	3,186,770	(699,003)

Net change in unrealized gain from hedging activities	(182,941)	-	(13,997)	-
Net income (loss)	$ 1,979,275	$ (699,003)	$ 3,172,773	$ (699,003)
Net income (loss) per share	$ 19.79	$ (6.99)	$ 31.73	$ (6.99)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING IV, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY  (UNAUDITED)

FOR THE YEAR ENDED DECEMBER 31, 2004 AND THE SIX MONTHS ENDED JUNE 30, 2005

			Capital in
	Common Stock		Excess of		Accumulated
	Shares	Par Value	Par Value	Distributions	Earnings (Deficit)	Total

BALANCE, December 31, 2003	100,000	$ 100	$ 24,900	$ -	$ -	$ 25,000
Contributions			82,500,000			82,500,000
Distributions				(1,629,686)		(1,629,686)
Net loss					(2,045,708)	(2,045,708)
BALANCE, December 31, 2004	100,000	$ 100	$ 82,524,900	$ (1,629,686)	$ (2,045,708)	$ 78,849,606
Contributions			22,000,000			22,000,000
Distributions				(936,638)		(936,638)
Net income					3,172,773	3,172,773
BALANCE, June 30, 2005	100,000	$ 100	$ 104,524,900	$ (2,566,324)	$ 1,127,065	$ 103,085,741

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,172,773	$ (699,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized gain from hedging activity	13,997	-
Amortization of deferred costs	111,126	-
Increase in other assets	(1,039,751)	(61,115)
Net increase in accounts payable, accrued liabilities, and accrued management fees	544,105	778,691
Acquisition of loans	(82,177,549)	(5,500,000)
Principal payments on loans	12,471,987	359,204
Acquisition of equity securities	(914,000)	(55,000)
Net cash used in operating activities	(67,817,312)	(5,177,223)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	(22,638)	(118,542)
Borrowings under debt facility	41,897,585	-
Payment of bank facility fees, costs, and other prepayments	(20,085)	-
Cash contributions from shareholder	22,000,000	13,000,000
Net cash provided by financing activities	63,854,862	12,881,458
Net increase (decrease) in cash and cash equivalents	(3,962,450)	7,704,235
CASH AND CASH EQUIVALENTS:
Beginning of period	25,031,477	25,000
End of period	$ 21,069,027	$ 7,729,235
CASH PAID DURING THE PERIOD FOR:
Interest	$ 921,214	$ -
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$ 914,000	$ 55,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2005

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

In Management's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. The interim results for the three and six months ended June 30, 2005 are not necessarily indicative of what the results would be for a full year.

2. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2005, the Fund's investments in loans are to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of shareholder's equity (net assets) that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund.  As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month.  For the three and six month period ended June 30, 2005, the weighted average interest rate on performing loans was 13.3%.  For the period from commencement of operations through June 30, 2004, the weighted average interest rate on performing loans was 14.5%.   Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of June 30, 2005 consist of the following:

	Percentage of	Estimated Fair	Final
Borrower	Net Assets	Value 6/30/05	Maturity Date

Biotechnology
Athersys		$5,515,489	6/1/08
Miikana		1,893,889	10/1/07
Raven Biotechnologies		4,868,582	6/1/08
Subtotal:	11.9%	$12,277,960

Carrier Networking
Arroyo Video Solutions		$920,798	4/1/08
Skystream Networks		2,920,630	2/1/08
Subtotal:	3.7%	$3,841,428

Computers & Storage
CloudShield		$4,341,466	1/1/08
Kashya		1,046,239	6/1/08
Subtotal:	5.2%	$5,387,705

Enterprise Networking
Envivio		$459,027	5/1/08
Tasman Networks		2,909,466	6/1/08
Subtotal:	3.3%	$3,368,493

Internet
Cyclone Commerce		$1,859,333	12/1/07
Goodmail Systems		576,498	6/1/08
Return Path		3,096,299	5/1/08
SciQuest		2,709,516	10/1/07
SnapJot		291,157	7/1/08
TheFaceBook		558,221	6/1/08
Subtotal:	8.8%	$9,091,024

Medical Devices
Ample Medical		$671,538	9/1/07
Aspire Medical		2,249,026	6/1/08
Cardio Focus		1,692,802	2/1/08
Cardiva Medical		1,675,443	11/1/07
Emergent Respiratory Products		278,443	2/1/08
EnteroMedics		212,429	6/1/08
Inogen		877,436	2/1/08
LipoScience		3,718,900	10/1/07
Micromed Technology		1,701,213	3/1/07
SenoRx		2,506,305	10/1/07
Vascular Architects		4,043,392	6/1/07
VeinRx		1,604,195	9/1/07
Volcano Corporation		1,609,240	2/1/08
Subtotal:	22.2%	$22,840,362

Other Healthcare
Mdeverywhere		$855,818	12/1/07
MedManage Systems		1,949,283	1/1/08
Skylight Systems		2,508,965	2/1/08
Subtotal:	5.2%	$5,314,066

Other Technology
EoPlex		$499,444	9/1/07
Nanoconduction		666,171	5/1/08
NeoConix		787,186	9/1/07
Triformix		1,466,402	8/1/07
Subtotal:	3.3%	$3,419,203

Security
BigFix		$2,943,880	5/1/08
Counterpane Internet Security		5,374,352	5/1/08
Safend		753,217	5/1/08
SNOCAP		3,425,467	3/1/08
Subtotal:	12.1%	$12,496,916

Semiconductors & Equipment
Cswitch		$384,670	4/1/08
Discera		1,606,297	3/1/08
Fyre Storm		2,065,584	1/1/08
Insilica		2,289,946	2/1/08
Integrated Materials		1,024,861	6/1/08
InvenSense		172,371	12/1/07
Luxtera		1,071,543	5/1/08
Molecular Imprints		4,267,529	1/1/08
Nazomi Communications		925,747	11/1/07
Oraxion Diagnostics		868,308	4/1/08
Raza Microelectronics		6,704,564	11/1/07
Universal Network Machines		3,865,574	5/1/08
Subtotal:	24.5%	$25,246,994

Software
Accruent		$252,727	12/1/07
Aceva		2,953,732	5/1/07
Adomo		4,307,638	10/1/08
Arena Solutions		2,153,151	9/1/07
Avamar Technologies		663,363	7/1/08
Biz360		1,850,345	10/1/07
Business Engine		3,566,297	9/1/08
CoWare		4,643,464	12/1/07
Enkata Technologies		1,616,748	3/1/08
MetaCarta		2,387,816	4/1/08
Pilot Software		911,737	6/1/08
Resolution EBS		913,792	5/1/08
Sabrix		1,924,314	3/1/08
SOA Software		2,625,639	9/1/07
Steelwedge		951,830	5/1/08
Trados		2,241,967	9/1/07
Subtotal:	32.9%	$33,964,560

Technology Services
EchoPass		$2,399,893	9/1/07
Jacent Technologies		513,499	4/1/08
Neutral Tandem		5,122,138	3/1/08
Subtotal:	7.8%	$8,035,530

Wireless
Ethertronics		$425,119	3/1/08
IXI Mobile		2,119,804	4/1/07
Kayak Interactive		2,671,892	9/1/07
TeleCIS Wireless		1,807,968	11/1/07
Wildseed		2,754,691	10/1/07
Subtotal:	9.5%	$9,779,474

Total: (Cost of $155,063,715)	150.4%	$155,063,715

As of June 30, 2005, no loans have been classified as non-accrual.

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

As of December 31, 2004, no loans were classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At June 30, 2005, the Fund had unexpired unfunded commitments to borrowers of $158.3 million.

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

4.  CAPITAL STOCK

As of June 30, 2005 and December 31, 2004, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Company through June 30, 2005 and December 31, 2004 was $112.5 million and $87.5 million, respectively, of which $104.5 million and $82.5 million, respectively, was contributed to the Fund.

For the six months ended June 30, 2005 and 2004, distributions of $936,638 and $173,542, respectively were made to the Fund’s shareholder.

During the three and six months ended June 30, 2005, the Fund made deemed distributions to its shareholder in the amount of $10,076 and $22,638, respectively.  During the three and six months ended June 30, 2005, the Fund made distributions of securities to its shareholder in the amount of $603,500 and $914,000, respectively.

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

6.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2005 and 2004.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return. The Fund did not commence operations until May 28, 2004.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004

Total Return	2.4%	-11.2%	3.9%	-11.2%

Per Share Amounts:
Net Asset Value, Beginning of Period	$797.20	$0.25	$788.50	$0.25
Net Investment Income (loss)	21.62	(6.99)	31.87	(6.99)
Net Change in Unrealized Gain	(1.83)	-	(0.14)	-
Total Income	19.79	(6.99)	31.73	(6.99)
Capital Contributions	220.00	130.00	220.00	130.00
Capital Distributions	(6.13)	(1.74)	(9.37)	(1.74)

Net Asset Value, End of period	$1,030.86	$121.52	$1,030.86	$121.52

Net Assets, End of period	$103,085,741	$12,152,455	$103,085,741	$12,152,455

Ratios to Average Net Assets:

Expenses	3%	12%	6%	12%
Net Investment Income	3%	(11%)	4%	(11%)

** Not Annualized

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Venture Lending & Leasing IV, Inc, (the “Fund”) is 100% owned by Venture Lending & Leasing IV, LLC (the “Company”).  The Fund's shares of Common Stock, $.001 par value were sold to its shareholder under a stock purchase agreement.  The Fund has issued 100,000 of the Fund’s 10,000,000 authorized shares. The Fund's shareholder may make additional capital contributions to the Fund.

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

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies throughout the United States with a focus on growth oriented companies.   The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by our portfolio companies to finance acquisitions of fixed assets and working capital. On May 28, 2004, the Fund completed its first closing of capital, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. The Fund elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2004. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing the Fund’s shareholder to substantially reduce or eliminate its corporate-level tax liability.

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

Results of Operations –For the three and six months ended June 30, 2005 and 2004

The Fund did not commence operations until May 2004, so comparisons between periods will be limited.

Total investment income for the three months ended June 30, 2005 was $4.8 million and $8.2 million, respectively.  Total investment income for the three and six months ended June 30, 2004 was less than $0.1 million.  Investment income continues to increase as we fund additional loans and increase the outstanding balance of loans.

Almost all of the investment income consisted of interest on venture loans outstanding during the period, with only $0.2 million and $0.3 million related to interest income from short-term investment of cash for the three and six months ended June 30, 2005, respectively.

Total expenses were $2.6 million and $5.0 million for the three and six months ended June 30, 2005, respectively.   Total expenses were $0.8 million for the three and six months ended June 30, 2004.  Management fees were the largest expense.  Management fees for the three and six months ended June 30, 2005 were $1.6 million and $3.1 million, respectively.  Management fees for the three and six months ended June 30, 2004 were $0.6 million.  Management fees will continue to be based on committed capital of the Company until the second anniversary in May, 2006, at which time management fees will be based on assets under management.

Total interest expense was $0.7 million and $1.0 million for the three and six months ended June 30, 2005, respectively.  No interest expense was incurred for the three and six months ended June 30, 2004 because the debt facility had yet to be put in place.

Total organizational costs were $109.2 million for the three and six months ended June 30, 2004.  No organizational costs were incurred during the three and six months ended June 30, 2005.

Total other operating expenses for the three and six months ended June 30, 2005 were $0.3 million and $0.8 million, respectively.  Legal and banking costs comprised a majority of the other operating expenses for the three and six months ended June 30, 2005.  Total other operating expenses for the three and six months ended June 30, 2004 were $0.1 million.

Net investment income for the three and six months ended June 30, 2005 was $2.2 million and $3.2 million, respectively.  Net investment loss for the three and six months ended June 30, 2004 was $ (0.7 million).

Total unrealized loss for the three and six months ended June 30, 2005 was $0.2 million and less than $0.1 million, respectively.  This loss was the result of the Fund’s hedging transactions.

Net income for the three and six months ended June 30, 2005 was $2.0 million and $3.2 million, respectively.  Net income for the three and six months ended June 30, 2004 was $(0.7) million.  On a per share basis, net income was $19.79 and $31.73 for the three and six months ended June 30, 2005, respectively.  On a per share basis, net income for the three and six months ended June 30, 2004 was $(6.99).

Liquidity and Capital Resources – June 30, 2005 and December 31, 2004

Total capital contributed to the Fund was $104.5 million and $82.5 million at June 30, 2005 and December 31, 2004, respectively.  Committed capital to the Company at June 30, 2005 and December 31, 2004 was $250.0 million, of which $112.5 million has been called and received.  The remaining $137.5 million in committed capital is due to expire in May 2009 as the five year anniversary will have passed, at which time no further capital can be called.

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

At June 30, 2005 and December 31, 2004 the Fund had interest rate swap transactions outstanding with a total notional principal amount of $75.6 million and $29.6 million.  The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value.  The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of June 30, 2005 and December 31, 2004, 12% and 22%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during the six months ended June 30, 2005. Amounts disbursed under the Fund's loan commitments totaled approximately $82.2 million during the period from December 31, 2004 through June 30, 2005. Net loan amounts outstanding after amortization increased by approximately $69.7 million for the same period. Unexpired, unfunded commitments totaled approximately $158.3 million as of June 30, 2005.

As of	Amount Disbursed	Principal Reductions	Balance Outstanding	Unexpired Unfunded Commitments
June 30, 2005	$173.7 million	$18.6 million	$155.1 million	$158.3 million
December 31, 2004	$91.5 million	$6.2 million	$85.4 million	$102.6 million

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

The Fund anticipates managing its credit risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower.  The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund distributes all equity securities upon receipt.

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% for the three and six months ended June 30, 2005. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003.  No other shares of the Fund have been sold; however the Fund received an additional $104.5 million of paid in capital during the period from May 28, 2004 through June 30, 2005 which is expected to be used to acquire venture loans and fund operations.

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.

Submission of Matters to a Vote of Security Holders

The Fund held its annual meeting on May 11, 2005, and the shareholders approved all of the proposed directors nominated.   100% of the Fund’s outstanding shares are owned by the Company.  The Company in turn is owned by its members (the “Company Members”).

The Company’s organizational documents require that the Company’s Managing Member vote the shares owned by the Company in accordance with the instructions of the Company Members.  The total percentage of votes received from the Company Members was 93.52 percent in favor of the proposed directors and 0.00 percent against the proposed directors.  Votes for 6.48 percent of the Company's membership interests were not voted.

Item 5.  Other Information

On August 10, 2005, the board of directors named Martin D. Eng as CFO, Treasurer, Secretary and Chief Compliance Officer of the Fund effective August 16, 2005.  Mr. Eng will also serve in the same capacity for Westech Investment Advisors, Inc. (“Westech Advisors”), the Company’s and the Fund’s Investment Manager.   Mr. Eng will be replacing Salvador O. Gutierrez as CFO and Treasurer and will be replacing Brian R. Best as Secretary and Chief Compliance Officer.  Mr. Gutierrez will remain with the Fund as President and Director.  Mr. Best will remain with the Fund as Vice President.

Mr. Eng, 53, had previously served as Corporate Vice President and Treasurer of PeopleSoft, Inc. since 2004.  Prior to that Mr. Eng served as Assistant Treasurer – Finance and Planning of CNF Inc. as well as other positions with the company since 1996.

Item 6.  Exhibits and Reports on Form 8-K

None

Exhibit Number	Description
3(i)

Articles of Incorporation of the Fund filed with the Maryland Secretary of State on October 14, 2004, incorporated by reference to the Fund’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2005.

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

August 12, 2005

Date:

August 12, 2005

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

Date: August 12, 2005

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

Date: August 12, 2005

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

                    Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
August 12, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Salvador O. Gutierrez, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Salvador O. Gutierrez

Salvador O. Gutierrez

Chief Financial Officer
August 12, 2005