Form 10-Q
period 2005-09-30
VENTURE LENDING & LEASING IV INC
filed 2005-11-14
CIK 1271808

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                        Class

Outstanding as of November 2, 2005

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of September 30, 2005 and December 31, 2004

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2005 and 2004

Condensed Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2005 and 2004

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2005 and 2004

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

Item 3.

Defaults upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

2

VENTURE LENDING & LEASING IV, INC.

 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	September 30, 2005	December 31, 2004

ASSETS
Loans at estimated fair value
(Cost of $203,613,978 and $85,358,153)	$203,613,978	$85,358,153
Cash and cash equivalents	4,961,830	25,031,477
Other assets	3,694,281	2,109,855

Total assets	212,270,089	112,499,485

LIABILITIES
Borrowings under debt facility	101,415,512	31,450,194
Accrued management fees	1,562,500	1,562,500
Accounts payable and other accrued liabilities	1,226,829	637,185

Total liabilities	104,204,841	33,649,879

Net assets	$108,065,248	$78,849,606

Analysis of Net Assets:

Net capital paid in on shares of capital stock	$108,525,000	$82,525,000
Distributions in excess of earnings	(459,752)	(3,675,394)
Net assets (equivalent to $1,080.65 and $788.50 per share based on
100,000 shares of capital stock outstanding - See Note 4)	$108,065,248	$78,849,606

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

INVESTMENT INCOME:
Interest on loans	$6,622,961	$503,153	$14,536,601	$565,322
Interest on short-term investments
and other income	179,633	24,528	440,984	24,528
Total investment income	6,802,594	527,681	14,977,585	589,850

EXPENSES:
Management fees	1,562,500	1,562,500	4,687,500	2,144,692
Interest expense	973,069	-	2,008,752	-
Banking and legal fees	304,135	72,778	1,049,497	117,585
Organizational costs	-	-	-	109,153
Other operating expenses	57,290	48,506	139,466	73,527
Total expenses	2,896,994	1,683,784	7,885,215	2,444,957
Net investment income (loss)	3,905,600	(1,156,103)	7,092,370	(1,855,107)

Net change in unrealized gain from hedging activities	423,470	-	409,473	-
Net increase (decrease) in net assets
resulting from operations	$4,329,070	$(1,156,103)	$7,501,843	$(1,855,107)
Net increase (decrease) in net assets
resulting from operations per share	$43.29	$(11.56)	$75.02	$(18.55)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS  (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Increase in net assets from operations
Investment income - net	$3,905,600	$(1,156,103)	$7,092,370	$(1,855,107)
Unrealized gain from hedging activities	423,470	-	409,473	-

Net increase in net assets resulting
from operations	4,329,070	(1,156,103)	7,501,843	(1,855,107)

Distributions of income to shareholder	(3,349,563)		(4,286,201)
Tax return of capital to shareholders	-	(329,635)	-	(503,176)
Capital share transactions	4,000,000	32,000,000	26,000,000	45,000,000
Total increase	4,979,507	30,514,262	29,215,642	42,641,717

Net assets
Beginning of period	103,085,741	12,152,455	78,849,606	25,000

End of period	$108,065,248	$42,666,717	$108,065,248	$42,666,717	`

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	For the Nine Months Ended September 30, 2005		For the Nine Months Ended September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$7,501,843		$(1,855,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized gain from hedging activity	(409,473)		-
Amortization of deferred costs	167,063		-
Increase in other assets	(1,321,931)		(356,804)
Net increase in accounts payable, accrued liabilities, and accrued management fees	589,644		2,161,500
Acquisition of loans	(151,378,866)		(27,843,263)
Principal payments on loans	33,123,041		1,683,248
Acquisition of equity securities	(1,952,250)		(362,000)
Net cash used in operating activities	(113,680,929)	-	(26,572,426)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	(33,951)		(141,176)
Cash distribution to shareholder	(2,300,000)		-
Borrowings under debt facility	69,965,318		-
Payment of bank facility fees, costs, and other prepayments	(20,085)		-
Cash contributions from shareholder	26,000,000		45,000,000
Net cash provided by financing activities	93,611,282		44,858,824
Net increase (decrease) in cash and cash equivalents	(20,069,647)		18,286,398

CASH AND CASH EQUIVALENTS:
Beginning of period	25,031,477		25,000
End of period	$4,961,830		$18,311,398
CASH PAID DURING THE PERIOD FOR:
Interest	$1,830,212		$-
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$1,952,250		$362,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2005

1.

ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing IV, Inc., (the “Fund”), was incorporated in Maryland on October 31, 2003 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 and is managed by Westech Investment Advisors, Inc. (“Manager” or “Management”).  One hundred percent of the stock of the Fund is held by Venture Lending & Leasing IV, LLC (the “Company”).  Prior to commencing its operations on May 28, 2004, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in November 2003.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations.

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and nine months ended September 30, 2005 are not necessarily indicative of what the results would be for a full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2004.

2. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2005, the Fund's investments in loans are to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund.  As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month.  For the three and nine month period ended September 30, 2005, the weighted average interest rate on performing loans was 15.2% and 14.1%, respectively.  For the three months ended September 30, 2004 and the period from commencement of operations through September 30, 2004, the weighted average interest rate on performing loans was 12.3 % and 12.5%, respectively.   Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Valuation Procedures

1) The Fund is a “fair value reporter” and therefore accounts for investment securities at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of the Manager, in accordance with this Policy.

2) The Fund’s assets are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of a Fund’s shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management will submit to the Board of Directors (“Board”) a “Valuation Report,” which details the rationale for the valuation of investments.

Valuation Methods

1) Venture loans are generally held to maturity as there is no secondary market for the loans.  In the absence of a secondary market, venture loans are valued at their original purchase price less amortization of principal, unless Management determines that amortized cost does not represent fair value.  Management determines whether to adjust the value of a loan based on a credit analysis of the borrower, which generally includes consideration of several factors, including but not limited to the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment.    The amount of any valuation adjustment is determined based upon an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery.

2) Warrants and equity securities are generally assigned an estimated fair value as determined by Management at the time of acquisition.  Thereafter all warrants and equity securities are immediately distributed to the shareholder.

3)  Money market funds and debt instruments held as Cash and Cash Equivalents are valued at their most recently posted net asset value, if available, or at amortized cost, provided such amount is not materially different from quoted price.

4) Debt securities held as Short-term Investments are valued based on current bid quotations of recognized dealers or, when market quotations are not readily available, based on appraisals received from a pricing service using a computerized matrix system, or based upon appraisals derived from information concerning the securities or similar securities received from recognized dealers in the securities.  Notwithstanding the foregoing, debt securities with remaining maturities of ninety (90) days or fewer generally are valued by amortizing the difference between their last available fair value and their par value, provided such amount is not materially different from quoted price.

Loans as of September 30, 2005 are in non-affiliates and consist of the following:

                                                                  Percentage of     Estimated Fair        Par Value               Final

  Borrower                                                   Net Assets        Value 9/30/05            9/30/05            Maturity Date

Biotechnology
Athersys		$5,519,350	$5,519,350	6/1/08
Miikana		1,726,046	1,726,046	10/1/07
Raven Biotechnologies		4,536,493	4,536,493	6/1/08
Serenex		2,451,381	2,451,381	8/1/08
Subtotal:	13.2%	$14,233,270	$14,233,270

Carrier Networking
Arroyo Video Solutions		$1,297,042	$1,297,042	7/1/08
Caspian Networks		629,316	629,316	8/1/08
OnSite Systems		715,957	715,957	9/1/08
Skystream Networks		2,848,191	2,848,191	2/1/08
Subtotal:	5.1%	$5,490,506	$5,490,506

Computers & Storage
CloudShield		$4,044,336	$4,044,336	1/1/08
Kashya		1,067,148	1,067,148	8/1/08
Panta Systems		2,940,938	2,940,938	3/1/08
Powerfile		1,925,337	1,925,337	4/1/08
Sierra Logic		221,173	221,173	7/1/08
Subtotal:	9.4%	$10,198,932	$10,198,932

Enterprise Networking
Envivio		$721,213	$721,213	6/1/08
Tasman Networks		4,094,967	4,094,967	6/1/08
The Return Exchange		332,132	332,132	6/1/08
Subtotal:	4.8%	$5,148,312	$5,148,312

Internet
Cyclone Commerce		$1,724,099	$1,724,099	12/1/07
Feedster		861,370	861,370	1/1/09
Goodmail Systems		1,173,649	1,173,649	7/1/08
Ojos		168,198	168,198	7/1/08
Return Path		3,721,112	3,721,112	5/1/08
SciQuest		2,459,881	2,459,881	10/1/07
SnapJot		291,794	291,794	7/1/08
TheFaceBook		2,875,264	2,875,264	9/1/08
Subtotal:	12.3%	$13,275,367	$13,275,367

Medical Devices
Ablation Frontiers		$1,884,086	$1,884,086	8/1/08
Ample Medical		625,205	625,205	9/1/07
Aspire Medical		2,128,914	2,128,914	6/1/08
Cardio Focus		2,102,672	2,102,672	7/1/08
Cardiva Medical		1,533,187	1,533,187	11/1/07
Emergent Respiratory Products		547,399	547,399	6/1/08
EnteroMedics		2,686,584	2,686,584	6/1/08
Inogen		1,152,600	1,152,600	6/1/08
LipoScience		3,399,428	3,399,428	10/1/07
MicroMed Technology		1,659,224	1,659,224	2/1/07
SenoRx		2,294,648	2,294,648	10/1/07
Vascular Architects		3,613,959	3,613,959	6/1/07
VeinRx		1,453,778	1,453,778	9/1/07
Volcano Corporation		1,478,800	1,478,800	2/1/08
Subtotal:	24.6%	26,560,484	26,560,484

Other Healthcare
Mdeverywhere		$782,766	$782,766	12/1/07

MedManage Systems		1,848,002	1,848,002	1/1/08
Skylight Systems		2,297,357	2,297,357	2/1/08
Subtotal:	4.6%	$4,928,125	$4,928,125

Other Technology
EoPlex		$629,401	$629,401	7/1/08
Nanoconduction		604,158	604,158	5/1/08
NeoConix		794,908	794,908	9/1/07
Triformix		1,327,667	1,327,667	8/1/07
Subtotal:	3.1%	$3,356,134	$3,356,134

Security
BigFix		$2,949,127	$2,949,127	5/1/08
Counterpane Internet Security		5,250,526	5,250,526	9/1/08
Safend		752,591	752,591	5/1/08
SNOCAP		3,087,584	3,087,584	3/1/08
Subtotal:	11.1%	$12,039,828	$12,039,828

Semiconductors & Equipment
Aeluros		$1,462,500	$1,462,500	8/1/08
Andigilog		1,855,832	1,855,832	12/1/07
Aristos Logic		374,084	374,084	9/1/08
Cswitch		350,795	350,795	4/1/08
Discera		1,816,553	1,816,553	7/1/08
Enigma Semiconductor		1,387,032	1,387,032	6/1/08
Fyre Storm		1,908,292	1,908,292	1/1/08
InSilica		2,119,789	2,119,789	2/1/08
Integrated Materials		1,164,673	1,164,673	8/1/08
InvenSense		354,619	354,619	7/1/08
Luxtera		995,180	995,180	5/1/08
Molecular Imprints		3,857,769	3,857,769	1/1/08
Montalvo Systems, Inc.		1,813,353	1,813,353	6/1/08
Nazomi Communications		851,729	851,729	11/1/07
Oraxion Diagnostics		790,850	790,850	4/1/08
Raza Microelectronics		6,061,888	6,061,888	11/1/07
Reflectivity		2,024,196	2,024,196	12/1/08
Universal Network Machines		3,564,334	3,564,334	5/1/08
Subtotal:	30.3%	$32,753,468	$32,753,468

Software
Accruent		$233,253	$233,253	12/1/07
Aceva		2,841,312	2,841,312	5/1/07
Adomo		4,183,729	4,183,729	10/1/08
Akimbo Systems		971,389	971,389	10/1/08
Arena Solutions		1,935,009	1,935,009	9/1/07

Athena Design Systems		520,612	520,612	6/1/08
Avamar Technologies		3,618,179	3,618,179	7/1/08
Biz360		1,677,107	1,677,107	10/1/07
Business Engine		3,238,325	3,238,325	10/1/08
CoWare		7,038,366	7,038,366	12/1/07
Enkata Technologies		1,620,766	1,620,766	3/1/08
Epiance		1,206,494	1,206,494	8/1/08
FilmLoop		178,473	178,473	7/1/08
MetaCarta		2,323,440	2,323,440	4/1/08
Pilot Software		1,870,878	1,870,878	6/1/08
Platform Solutions		4,725,178	4,725,178	3/1/08
PolyServe		1,877,748	1,877,748	8/1/08
Resolution EBS		917,075	917,075	5/1/08
Sabrix		1,934,319	1,934,319	3/1/08
SOA Software		2,386,234	2,386,234	9/1/07
Steelwedge		1,470,932	1,470,932	9/1/08
Subtotal:	43.3%	$46,768,818	$46,768,818

Technology Services
EchoPass		$2,427,620	$2,427,620	*
Jacent Technologies		480,424	480,424	4/1/08
Neutral Tandem		7,333,256	7,333,256	11/1/08
Subtotal:	9.5%	$10,241,300	$10,241,300

Wireless
Digital Bridges		$7,303,125	$7,303,125	12/1/08
Ethertronics		392,777	392,777	3/1/08
IXI Mobile		1,849,346	1,849,346	4/1/07
Kayak Interactive		2,412,589	2,412,589	9/1/07
Meru Networks		3,739,149	3,739,149	12/1/07
TeleCIS Wireless		1,638,160	1,638,160	11/1/07
Traq Wireless		924,630	924,630	5/1/08
WiSpry		359,658	359,658	8/1/08
Subtotal:	17.2%	$18,619,434	$18,619,434

Total: (Cost of $203,613,978)	188.4%	$203,613,978	$203,613,978

As of September 30, 2005, loans with a cost basis of $2,427,620 and a fair market value of $2,427,620 have been classified as non-accrual.

Loans as of December 31, 2004 are in non-affiliates and consist of the following:

                                                                  Percentage of     Estimated Fair        Par Value               Final

  Borrower                                                   Net Assets       Value 12/31/04          12/31/04           Maturity Date

Biotechnology
Athersys		$5,505,428	$5,505,428	6/1/08
Miikana		1,879,067	1,879,067	10/1/07
Raven Biotechnologies		4,826,758	4,826,758	6/1/08
Subtotal:	15.5%	$12,211,253	$12,211,253

Carrier Networking
Arroyo Video Solutions		$473,567	$473,567	1/1/08
Subtotal:	0.6%	$473,567	$473,567

Computers & Storage
Kashya		$943,407	$943,407	1/1/08
Subtotal:	1.2%	$943,407	$943,407

Internet
Cyclone Commerce		$926,281	$926,281	9/1/07
SciQuest, Inc.		2,947,884	2,947,884	9/1/07
Subtotal:	4.9%	$3,874,165	$3,874,165

Medical Devices
Ample Medical		$727,576	$727,576	9/1/07
Aspire Medical		108,044	108,044	6/1/08
Cardiva Medical		954,290	954,290	10/1/07
LipoScience		3,957,445	3,957,445	10/1/07
Micromed Technology		2,144,646	2,144,646	3/1/07
SenoRx		2,462,500	2,462,500	10/1/07
Vascular Architects		4,723,680	4,723,680	6/1/07
Volcano Therapeutics		1,356,061	1,356,061	10/1/07
Subtotal:	20.8%	$16,434,242	$16,434,242

Other Healthcare
Skylight Systems		$1,293,327	$1,293,327	9/1/07
Subtotal:	1.6%	$1,293,327	$1,293,327

Other Technology
EoPlex		$585,025	$585,025	9/1/07
Nanoconduction		232,748	232,748	12/1/07
Triformix		1,730,784	1,730,784	8/1/07
Subtotal:	3.2%	$2,548,557	$2,548,557

Security
Counterpane Internet Security		$1,620,694	$1,620,694	11/1/07
Subtotal:	2.1%	$1,620,694	$1,620,694

Semiconductors & Equipment
Cswitch		$129,347	$129,347	11/1/07
Discera		567,805	567,805	8/1/07
Fyre Storm		1,193,791	1,193,791	10/1/07
InvenSense		193,345	193,345	12/1/07
Luxtera		573,107	573,107	12/1/07
Molecular Imprints		3,749,544	3,749,544	11/1/07
Raza Microelectronics		4,633,720	4,633,720	10/1/07
Universal Network Machines		3,964,080	3,964,080	5/1/08
Subtotal:	19.0%	$15,004,739	$15,004,739

Software
Accruent		$282,574	$282,574	12/1/07
Aceva		2,945,471	2,945,471	5/1/07
Adomo		247,655	247,655	4/1/08
Arena Solutions		2,452,352	2,452,352	9/1/07
Biz360		1,960,007	1,960,007	10/1/07
Business Engine		4,001,961	4,001,961	5/1/08
CoWare		1,280,552	1,280,552	12/1/07
Digital Evolution		2,695,056	2,695,056	9/1/07
Trados		2,428,380	2,428,380	9/1/07
Subtotal:	23.2%	$18,294,008	$18,294,008

Technology Services
EchoPass		$1,319,427	$1,319,427	9/1/07
Neutral Tandem		5,811,962	5,811,962	3/1/08
Subtotal:	9.0%	$7,131,389	$7,131,389

Wireless
IXI Mobile		$2,631,772	$2,631,772	4/1/07
Wildseed		2,897,033	2,897,033	10/1/07
Subtotal:	7.0%	$5,528,805	$5,528,805

Total: (Cost of $85,358,153)	108.3%	$85,358,153	$85,358,153

As of December 31, 2004, no loans were classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At September 30, 2005, the Fund had unexpired unfunded commitments to borrowers of $177.3 million.

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

4.  CAPITAL STOCK

As of September 30, 2005 and December 31, 2004, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Company through September 30, 2005 and December 31, 2004 was $112.5 million and $87.5 million, respectively, of which $108.5 million and $82.5 million, respectively, was contributed to the Fund.

For the nine months ended September 30, 2005 and 2004, distributions of $4,286,201 and $503,176, respectively were made to the Fund’s shareholder.

During the three and nine months ended September 30, 2005, the Fund made deemed distributions to its shareholder in the amount of $11,313 and $33,951, respectively.  During the three and nine months ended September 30, 2004, the Fund made distributions of securities to its shareholder in the amount of $22,634 and $141,176, respectively.

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

6.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2005 and 2004.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return. The Fund did not commence operations until May 28, 2004.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004

Total return *	12.76%	-22.99%	9.68%	-21.76%

Per share amounts:
Net asset value, beginning of period	$1,030.86	$121.52	$788.50	$0.25
Net investment income (loss)	39.06	(11.56)	70.92	(18.55)
Net change in unrealized gain	4.23	0.01	4.10	-
Total income	43.29	(11.55)	75.02	(18.55)
Capital contributions	40.00	320.00	260.00	450.00
Income distributions to shareholder	(33.50)	-	(42.87)	-
Tax return of capital distributions
to shareholder	-	(3.30)	-	(5.03)

Net asset value, end of period	$1,080.65	$426.67	$1,080.65	$426.67

Net assets, end of period	$108,065,248	$42,666,717	$108,065,248	$42,666,717

Ratios to average net assets:

Expenses *	8.20%	27.17%	11.61%	11.32%
Net investment income *	11.05%	(18.65%)	10.45%	(7.77%)

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

Loans are held at estimated fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of Note 2 of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2004 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.. The actual value of the loans may differ from management's estimates, which would affect net income as well as net assets.

Results of Operations –For the three and nine months ended September 30, 2005 and 2004

Total investment income for the three months ended September 30, 2005 and 2004 was $6.8 million and $0.5 million, respectively, of which $6.6 million and $0.5 million consisted of interest on venture loans outstanding during the period.  Total investment income for the nine months ended September 30, 2005 and 2004 was $15.0 million and $0.6 million, respectively, of which $14.5 million and $0.6 million consisted of interest on venture loans outstanding during the period.  The remaining income related to interest income from short-term investment of cash as well as other income from commitment fees received for loans that will never fund.   Investment income continues to increase as additional loans are funded, which increases the outstanding balance of loans.  Loans rose from $85.4 million as of December 31, 2004 to $203.6 million as of September 30, 2005.

Total expenses were $2.9 million and $1.7 million for the three months ended and $7.9 million and $2.4 million for the nine months ended September 30, 2005 and 2004, respectively.  Management fees, the largest expense for the three months ended September 30, 2005 and 2004, were $1.6 million and $1.6 million, respectively.  Management fees for the nine months ended September 30, 2005 and 2004 were $4.7 million and $2.1 million, respectively.  Management fees will continue to be based on committed capital of the Company until the second anniversary in May, 2006, at which time they will be based on assets under management.

Total interest expense was $1.0 million and $2.0 million for the three and nine months ended September 30, 2005, respectively.  No interest expense was incurred for the three and nine months ended September 30, 2004 because the debt facility had yet to be put in place.

Total organizational costs for the nine months ended September 30, 2004 were $0.1 million.  None were incurred during the three and nine months ended September 30, 2005 or for the three months ended September 30, 2004.

Total banking and legal fees was $0.3 million and $0.1 million for the three months ended September 30, 2005 and 2004, respectively.  Total banking and legal fees was $1.0 million and $0.1 million for the nine months ended September 30, 2005 and 2004, respectively.  Banking and legal fees increased for the periods presented due to the closing of the conduit facility in late 2004.  No banking or legal fees associated with the banking had been incurred prior to September 30, 2004.

Other operating expenses for the three months ended September 30, 2005 and 2004 were $0.1 million and less than $0.1 million, respectively.  Total other operating expenses for the nine months ended September 30, 2005 and 2004 were $0.1 million and $0.1 million, respectively. Director fees and audit and accounting related fees comprised a majority of the other operating expenses for the three and nine months ended September 30, 2005 and 2004.

Net investment income (loss) for the three months ended September 30, 2005 and 2004 was $3.9 million and ($1.2) million, respectively.  Net investment income (loss) for the nine months ended September 30, 2005 and 2004 was $7.1 million and ($1.9) million, respectively.

Total unrealized gain for the three months ended September 30, 2005 and 2004 was $0.4 million and $0, respectively.  Total unrealized gain for the nine months ended September 30, 2005 and 2004 was $0.4 million and $0, respectively.  The unrealized gain was the result of the Fund’s hedging transactions.

Net increase (decrease)  in net assets resulting from operations for the three months ended September 30, 2005 and 2004 was $4.3 million and ($1.2) million, respectively.  Net increase (decrease)  in net assets resulting from operations for the nine months ended September 30, 2005 and 2004 was $7.5 million and ($1.9) million, respectively.  On a per share basis, net increase (decrease) in net assets resulting from operations was $43.29 and ($11.56) for the three months ended September 30, 2005 and 2004, respectively.  On a per share basis, net increase (decrease)  in net assets resulting from operations for the nine months ended September 30, 2005 and 2004 was $75.02 and $(18.55), respectively.

Liquidity and Capital Resources – September 30, 2005 and December 31, 2004

Total capital contributed to the Fund was $108.5 million and $82.5 million at September 30, 2005 and December 31, 2004, respectively.  Committed capital to the Company at September 30, 2005 and December 31, 2004 was $250.0 million, of which $112.5 million has been called and received.  The remaining $137.5 million in committed capital is due to expire in May 2009 as the five year anniversary will have passed, at which time no further capital can be called.

On October 14, 2004, the Fund entered into agreements with Société Générale and Rabobank International that established a debt facility to provide the Fund up to $125.0 million of financing.  Borrowings by the Fund are collateralized by receivables from loans advanced by the Fund in its ordinary course of business.  The Fund pays interest on its borrowings based on the secured facility’s cost of issuing commercial paper obligations.  The Fund typically will enter into hedge transactions to limit its interest rate risk, and thus the net interest expense will be based in a large part on the fixed rate negotiated on these transactions.  The facility terminates in May 2009, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  The first draw against this direct financial obligation of the Fund took place in October, 2004.  As of December 31, 2004, fees of $1,074,250 were incurred in order to procure the facility.  Additionally $17,000 was incurred in March, 2005 in conjunction with the facility.  Legal costs of $287,050 were incurred in negotiation of the facility. Both the bank fees and legal costs have been capitalized and are being amortized over the expected life of the facility.

At September 30, 2005 and December 31, 2004 the Fund had interest rate swap transactions outstanding with a total notional principal amount of $66.2 million and $29.6 million.  Additionally, prior to quarter end, the Fund increased the future notional values of the swap effective October 10, 2005 to $100.7 million.  The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value.  The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of September 30, 2005 and December 31, 2004, 2% and 22%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during the nine months ended September 30, 2005. Amounts disbursed under the Fund's loan commitments totaled approximately $151.4 million during the period from December 31, 2004 through September 30, 2005. Net loan amounts outstanding after amortization increased by approximately $118.2 million for the same period. Unexpired, unfunded commitments totaled approximately $177.3 million as of September 30, 2005.

As of	Amount Disbursed	Principal Reductions	Balance Outstanding	Unexpired Unfunded Commitments
September 30, 2005	$242.9 million	$39.3 million	$203.6 million	$177.3 million
December 31, 2004	$91.5 million	$6.2 million	$85.4 million	$102.6 million

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

The Fund anticipates managing its credit risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower.  The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund generally distributes all equity securities upon receipt to the Company.

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% for the three and nine months ended September 30, 2005. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003.  No other shares of the Fund have been sold; however the Fund received an additional $108.5 million of paid in capital during the period from May 28, 2004 through September 30, 2005 which is expected to be used to acquire venture loans and fund operations.

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

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

November 11, 2005

Date:

November 11, 2005

               Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Martin D. Eng certify that:

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

Date: November 11, 2005

/S/ Martin D. Eng

Martin D. Eng

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

Date: November 11, 2005

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

                    Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
November 11, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
November 11, 2005