Form 10-K
period 2005-12-31
VENTURE LENDING & LEASING IV INC
filed 2006-02-28
CIK 1271808

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

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

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes __ No X

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer _____

Accelerated filer _______

Non-accelerated filer   X

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes __ No X

As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 23, 2006 was 100,000.

Documents Incorporated by Reference

Document Description

10-K Part

Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting

of Shareholders to be held May 10, 2006

III

PART I

ITEM 1.

BUSINESS.

Introduction.

Venture Lending & Leasing IV, Inc. (the “Fund”) was incorporated in Maryland on October 31, 2003, as a nondiversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940 (“1940 Act”). The Fund is a wholly owned subsidiary of Venture Lending & Leasing IV, LLC, a Delaware limited liability company (the “Company”). The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, in the form of secured loans.  Additionally the Fund may provide debt financing to public and late-stage private companies. Prior to commencing its operations on May 28, 2004, the Fund had no operations other than the sale of 100,000 shares to the Company for $25,000. As of December 31, 2005, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.

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

Many of the transactions involving a company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the 1980 Provisions are permissible for BDCs, including the Fund, upon the prior approval of a majority of the Fund's disinterested directors and a majority of the directors having no financial interest in the transactions.  However, certain transactions involving certain persons related to the Fund, including its directors, officers, and the Managers, may still require the prior approval of the SEC.  In general, (i) any person who owns, controls, or holds power to vote, more than 5% of the Fund's outstanding Shares; (ii) any director, executive officer, or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Fund's disinterested directors, and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the person or any company controlled by the Fund.  The 1940 Act generally does not restrict transactions between the Fund and its eligible portfolio companies.  While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined by the 1940 Act) of its outstanding voting securities, shareholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires shareholder approval for a change in any fundamental investment policy).

Dividends and Distributions.

The Fund intends to distribute to its shareholder substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes less appropriate reserves.  Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund.  Income dividends will generally be paid quarterly to shareholders of record on the last day of each preceding calendar quarter end.  Substantially all of the Fund's net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed annually, or on a more frequent basis as determined by the Manager.

Until May 28, 2008, the Fund may reinvest the proceeds of matured, repaid or resold investments, net of required distributions to shareholders, principal payments on borrowings and expenses or other obligations of the Fund, in new loans.  Following that date, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants.  Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax free return of capital to a shareholder to the extent of the shareholder's adjusted basis in its shares and then as capital gain. The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.

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

ITEM 1A.  RISK FACTORS.

GENERAL

Reliance on Management. The Fund is wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund's board of directors. Although the principals of the Manager have over 30 years' of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, the Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies. The officers of the Manager have primary responsibility for the selection of the companies in which the Fund invests, the negotiation of the terms of such investments and the monitoring of such investments after they are made. Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill their positions.

Long-Term Investment. After the fourth anniversary following the first closing of the Company's offering of membership interests, the Fund will cease to make new equity investments as well as investments in venture loans (except pursuant to commitments made before such fourth anniversary and will distribute the proceeds of repayment, prepayment or sale of its investments, net of any principal repayments on borrowings, reserves, expenses or other obligations of the Fund, amounts paid on exercise of warrants and certain other amounts paid to protect the value of existing investments (including pay-to-play provisions). The Fund's Articles of Incorporation provide that, on December 31, 2012, the Fund automatically will be dissolved without any action by its shareholders. From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholders. Although the Fund generally would not invest in any loan with a maturity date later than December 31, 2012, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, the Fund will not fully realize on a loan by the original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments), to the extent those investments were retained by the Fund and not distributed earlier to its shareholders, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution. In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.

Competition. Other entities and individuals compete for investments similar to those made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, have greater resources than the Fund. Furthermore, the Fund's need to comply with provisions of the 1940 Act pertaining to BDCs and, if the

Fund qualifies as a RIC, provisions of the Internal Revenue Code pertaining to RICs, might restrict the Fund's flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case.

Convertible Debt. Convertible debt instruments issued by public and late-stage private companies comprise some of the special situations in which the Fund invests. Convertible debt generally offers lower interest yields than non-convertible debt of similar quality. The market value of convertible debt tends to decline as interest rates increase and, conversely, to increase as interest rates decline. However, the market value of convertible debt often reflects the market price of common stock of the issuing company when that stock price is greater than the conversion price of the convertible debt. The conversion price is the predetermined price at which the debt instrument could be exchanged for the associated stock. As the market price of the underlying common stock declines, the price of the convertible debt tends to be influenced more by the yield of the debt instrument. Thus, it may not decline in price to the same extent as the underlying common stock.

Subordinated debt. Part of the special situations in which the Fund invests consist of subordinated debt instruments, which tend to be predominantly high-yield non-convertible debt securities. Investments in high-yield securities involve substantial risk of loss. Sub-investment grade non-convertible debt securities, or comparable unrated securities, are commonly referred to as "junk debt" and are considered speculative with respect to the issuer's ability to pay interest and principal, and are susceptible to default or decline in market value due to adverse economic or business developments. The market values for high-yield securities tend to be very volatile, and these securities are less liquid than investment grade debt securities.

Leverage. The Fund has borrowed and intends to continue to borrow money from and issue debt securities to banks, insurance companies and other lenders to obtain additional funds to originate venture loans. Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have "Asset Coverage" of at least 200%. "Asset Coverage" means the ratio which the value of the Fund's total assets, less all liabilities not represented by (i) the borrowings and (ii) any other liabilities constituting "senior securities" under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities. The practical effect of this limitation is to limit the Fund's borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities. The 1940 Act also requires that, if the Fund borrows money, provision be made to prohibit the declaration of any dividend or other distribution on the shares (other than a dividend payable in shares), or the repurchase by the Fund of shares, if, after payment of such dividend or repurchase of shares, the Asset Coverage of such borrowings would be below 200%. If the Fund is unable to pay dividends or distributions in the amounts required under the Internal Revenue Code, it might not be able to qualify as a RIC or, if qualified, to continue to so qualify.

The use of leverage increases investment risk. The Fund's use of leverage is premised upon the expectation that the Fund's borrowing costs will be lower than the return the Fund achieves on its investments. To the extent the income or capital gains derived from investments purchased with borrowed funds exceeds the cost of borrowing, the Fund's return will be greater than if leverage had not been used. Conversely, if the income or capital gain from the investments purchased with borrowed funds is not sufficient to cover the cost of borrowing, or if the Fund incurs capital losses, the return to the Fund will be less than if leverage had not been used, and therefore the amount available for distribution will be reduced or potentially eliminated. Furthermore, since the investment management fee paid to the Manager is a percentage of the managed assets, such fee will be higher if the Fund utilizes leverage than if no borrowings were incurred. Lenders have required that the Fund pledge portfolio assets as collateral for loans, and have that the Company provide guarantees or other credit enhancement. If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.

Lenders have also required that the Fund agree to loan covenants limiting the Fund's ability to incur additional debt or otherwise limiting the Fund's flexibility, and loan agreements provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with lending money at fixed rates, the Fund enters into interest rate hedging transactions with respect to all or any portion of the Fund's investments. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions raises costs to the Fund. Finally, it is possible that the Fund could incur losses from being "overhedged," which would result if the loan that was hedged is repaid faster than expected.

Regulation. The Fund has elected to be treated as a BDC under the Small Business Incentive Act of 1980, which modified the 1940 Act. Although BDCs are now exempt from registration under the 1940 Act and are relieved from compliance with many provisions of the 1940 Act, there are now greater restrictions in some respects on permitted types of investments for BDCs. Moreover, the applicable provisions of the 1940 Act continue to impose numerous restrictions on the activities of the Fund, including restrictions on leverage and on the nature of its investments. While the Fund is not aware of any judicial rulings under, and is aware of only a few administrative interpretations of, the Small Business Incentive Act of 1980, there can be no assurance that such Act will be interpreted or administratively implemented in a manner consistent with the Fund's objectives or manner of operation.

Litigation. The Fund could be subject to litigation by borrowers, based on theories of "lender liability" or otherwise, in connection with the exercise of its rights as lender. The defense of such a lawsuit, even if ultimately determined to be without merit, could be costly and time-consuming.

Tax Status. The Fund must meet a number of requirements, described under "Federal Income Taxation," to qualify as a RIC and, if qualified, to continue to so qualify. For example, the Fund must meet specified asset diversification standards under the Internal Revenue Code which might be difficult to meet if the borrowers under some loans drew down their committed financing at a faster rate than other borrowers, particularly during the early periods of the Fund's operations. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter, it might accelerate capital calls or borrowings in order to increase the portion of the Fund's total assets represented by cash, cash items and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. However, the Fund would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund's return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund.

Allocation of Expenses. Because the Fund qualifies as a RIC, individuals and certain other persons who are members of the Company are required to include in their gross income an amount of certain Fund expenses relating to the production of gross income that are allocable to the Company. These Members, therefore, are deemed to receive gross income from the Fund in excess of the distributions they actually receive. Such allocated expenses may be deductible by an individual Member as a miscellaneous itemized deduction, subject to the limitation on miscellaneous itemized deductions not exceeding 2% of adjusted gross income.

INVESTMENT RISKS

Credit Risks. Most of the companies with which the Fund enters into financing transactions have not achieved profitability, experience substantial fluctuations in their operating results or, in some cases, do not have significant operating revenues. The ability of these companies to meet their obligations to the Fund, therefore, depends to a significant extent on the willingness of a borrower's equity venture capital investors or outside investors to provide additional equity financing, which in turn depends on the borrower's success in meeting its business plan, the market climate for venture capital investments generally and many other factors. The companies to which the Fund provides financing frequently engage in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured. These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence or rapidly changing regulatory environments which could adversely affect their prospects. The success of such companies often depends on the management talents and efforts of one person or small group of persons whose death, disability or resignation would adversely affect the company.

Remedies Upon Default. In the event of a default on a loan, the available remedies to the Fund include legal action against the borrower and foreclosure or repossession of collateral given by the borrower, including the equipment or other assets being financed. The Fund can experience significant delays in exercising its rights as a secured lender and may incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment. Furthermore, the requirements under the laws of the various jurisdictions for creating and perfecting security interests in the varied types of collateral securing a loan are technical and complex, and even minor deviations from the required procedures could impair the Fund's security interest in the underlying assets. On occasion, the Fund makes loans to a borrower that has one or more other secured lenders. In such circumstances, the Fund may share its collateral with the other lender(s) and enter into intercreditor agreements which could limit the Fund's flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral. The Fund generally requires that it have a first priority security interest in any equipment of borrower financed with the proceeds of the Fund's loans, although that security interest may extend to the borrower's other assets in which another lender might have a senior or parity security interest.

The Fund utilizes certain of its funds in investments that involve the financing of equipment assets. Equipment assets are often subject to rapid depreciation or obsolescence such that it is likely the value of the assets underlying a loan to finance such assets will depreciate during the term of the loan transaction below the amount of the borrower's obligations. In addition, although borrowers are required under the transaction documents to provide customary insurance for the assets underlying a loan, and are prohibited from disposing of the assets without the Fund's consent, compliance with these covenants cannot be assured and, in the event of non-compliance, the assets could become unavailable to the Fund due to destruction, theft, sale or other circumstances. The Fund's ability to obtain payment beyond the assets underlying the loan from the borrower might be limited by bankruptcy or similar laws affecting creditors' rights. Therefore, there can be no assurance that the Fund would ultimately collect the full amount owed on a defaulted loan.

Emerging Company Risks. The possibility that the companies in which the Fund invests will not be able to commercialize their technology or product concept presents significant risk to the Fund. Additionally, although some of such companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. Most of the companies in which the Fund invests will require substantial additional equity financing to satisfy their continuing working capital requirements. Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital is unpredictable. It is possible that one or more of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable.

Privately-held Company Risks. The Fund invests primarily in privately-held companies. Generally, very little public information exists about these companies and the Fund is required to rely on the ability of the Manager to obtain adequate information to evaluate the potential returns from investing in these companies. Moreover, these companies typically depend upon the management talents and efforts of a small group of individuals and the loss of one or more of these individuals could have a significant impact on the investment returns from a particular company. Also, these companies frequently have less diverse product lines and smaller market presence than larger companies. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results.

Global Economic Risks. The ability of the Fund to provide an acceptable return may be adversely affected by economic and business factors to which the U.S. marketplace is subject. These factors, which generally are beyond the control of the Investment Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; the impact of further terrorist attacks against the United States; the effects of strikes, labor disputes and foreign political unrest; and uncertainty of the recovery of the U.S. economy.

Speculative Nature of Warrants and Equity Investments. The value of the warrants that the Fund generally receives in connection with its financing investments is dependent on the value of the equity securities for which the warrants can be exercised. The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of the company's business strategy and the growth of its earnings, but also depends on general economic and equity market conditions. The prospects for achieving consistent profitability in the case of many companies in which the Fund invests are speculative. The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally are restricted securities that cannot readily be sold for some period of time. If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Fund would permit the warrant to expire unexercised and the warrant would then have no value.

Illiquidity of Investments. Substantially all of the Fund’s portfolio investments (other than short-term investments) consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions. Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold. Convertible and subordinated debt investments may also be privately negotiated transactions. In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund's warrants or equity securities or exchanges them for publicly-traded securities of the acquiror. The feasibility of such transactions depends upon the entity's financial results as well as general economic and equity market conditions. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund's ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an "underwriter" or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.

Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund’s policy as approved by the board of directors. This value will not necessarily reflect the value of the assets which may be realized upon a sale.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.

PROPERTIES.

All of the Fund’s office space is provided by the Manager.

ITEM 3.

LEGAL PROCEEDINGS.

The Fund is not a party to any material legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Fund’s security holders during the last quarter of the year ended December 31, 2005.

PART II.

ITEM 5.

MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Fund’s Common Stock is not listed on any securities exchange, and all holders of the Fund’s Common Stock are subject to agreements significantly restricting the transferability of their shares.

The number of holders of record of the Fund’s Common Stock at February 23, 2006 was 1.

The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.    As of December 31, 2005, the Fund had distributed $10.29 million to its shareholder, of which $4.90 million was in cash.

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

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2005	December 31, 2004	December 31, 2003*
Statement of Operations Data:
Investment income:
Interest on loans	$21,875,022	$2,212,645	$0
Interest on short - term investments and miscellaneous income	1,438,967	284,845	-
Total investment income	23,313,989	2,497,490	-
Expenses:
Management fee to managers	6,250,000	3,707,192	-
Interest expense	3,384,093	133,752	-
Banking and legal fees	1,504,866	493,568	-
Organizational costs	-	109,153	-
Other operating expenses	178,274	119,768	-
Total expenses	11,317,233	4,563,433	-
Net investment income (loss)	11,996,756	(2,065,943)	-
Net change in unrealized gain from hedging transactions	562,213	20,235	-
Net realized loss from investment transactions	-	-	-
Net increase (decrease) in net assets resulting from operations	$12,558,969	($2,045,708)	$0

AMOUNTS PER COMMON SHARE:
Net increase (decrease) in net assets resulting from operations	$125.59	($20.46)	$0.00

Weighted Average Shares Outstanding	100,000	100,000	100,000

	As of	As of	As of
	December 31, 2005	December 31, 2004	December 31, 2003
Balance Sheet Data:
Total assets	$276,069,245	$112,499,485	$25,000
Bank loans	$117,415,512	$31,450,194	$0

*From date of formation, October 31, 2003 through December 31, 2003

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies throughout the United States with a focus on growth oriented companies. The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by our portfolio companies to finance acquisitions of fixed assets and working capital. On May 28, 2004, we completed our first closing of capital, made our first investment, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. The Fund elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2004. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to our stockholders as dividends, allowing the Fund to substantially reduce or eliminate its corporate-level tax liability.

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

CRITICAL ACCOUNTING POLICIES

The manager of the Fund (“Manager” or “Westech”) has identified the most critical accounting estimates upon which the financial statements depend.  The Manager has determined the critical accounting estimates by considering accounting policies that involve the most complex or subjective decisions or assessments.  The only critical accounting policy is related to the valuation of loans.

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

Results of Operations – For the year ended December 31, 2005 and 2004 and the period ended December 31, 2003

Total investment income for the years ended December 31, 2005 and 2004 was $23.3 million and $2.5 million, respectively, of which $21.9 million and $2.2 million, respectively, consisted of interest on venture loans outstanding.  Remaining income consisted of interest and dividends on the temporary investment of cash, pending investment in venture loans or application to the Fund’s expenses and income from the forfeiture of deposits from prospective borrowers as well as income from securities received from borrowers with commitments that expired unfunded.  The increase in the investment income is primarily a result of the increased loan base on which interest is charged.  Performing loans increased from $0 in May 2004 to $85.4 million as of December 31, 2004 and  $247.9 million as of December 31, 2005.  Additionally, the Fund operated for twelve months in 2005 as opposed to a little over seven months in 2004.  Finally, the average interest rate on loans also increased from 12.4% for the year ended December 31, 2004 to 13.8% for the year ended December 31, 2005.

Expenses for the year ended December 31, 2005 and 2004 were $11.3 million and $4.6 million, respectively.  Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets.  Management fees for the Fund were $6.3 million and $3.7 million, for the years ended December 31, 2005 and 2004 respectively.  The increase in management fees was because the Fund was only active for a little over 7 months in 2004, but was active for the full year in 2005.  Interest expense was $3.4 million and $0.1 million for the years ended December 31, 2005 and 2004, respectively.  The Fund only borrowed for two months in 2004 as opposed to the full year for 2005.  Borrowings under the debt facility increased from $0 in October 2004 to $117.4 million as of December 31, 2005.     Legal and bank related fees, were $1.5 million and $0.5 million for the years ended December 31, 2005 and 2004 respectively.  The reason for the increased costs is due to the increased activity as the Fund reached critical mass.  Additionally, 2004 was not a full year of operations.  Organizational costs were $0 and $0.1 million for the years ended December 31, 2005 and 2004, respectively.  These costs related to forming the organization.  Other operating expenses were $0.2 million and $0.1 million, respectively, for the years ended December 31, 2005 and 2004.  These fees included director fees, audit and tax fees, and other expenses related to the operation of the Fund.  The other expenses increased because of the increased activity in 2005.

Net change in unrealized gain from hedging activities was $562 thousand and $20 thousand, respectively, for the years ended December 31, 2005 and 2004.  The unrealized gain is composed entirely from the increase in value of the interest rate swap transaction held by the Fund.

Net increase (decrease) in net assets resulting from operations for the years ended December 31, 2005 and 2004 was $12.6 million and ($2.0) million, respectively.  On a per share basis, for the years ended December 31, 2005 and 2004 there was a net increase (decrease) in net assets resulting from operations of $125.59 and ($20.46), respectively.

Prior to commencing its operations on May 28, 2004, the Fund had no operations other than the sale of 100,000 shares to the Company for $25,000.

Liquidity and Capital Resources -- December 31, 2005 and 2004

The Fund is owned entirely by the Company.   The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company.  As of December 31, 2005 and 2004 the Company had received subscriptions for capital in the amount of $250.0 million, of which $162.5 and $87.5 million, respectively had been called and received.  As of December 31, 2005 and 2004, $87.5 million and $162.5 million, respectively, remains uncalled.

The Fund had in place a $200.0 million and $125.0 million securitzation debt facility as of December 31, 2005 and 2004 resepctively, under which the Fund was eligible to borrow up to $200.0 million and $125.0 million, respectively.  As of December 31, 2005 and 2004,  $117.4 million and , $31.5 million were outstanding under this facility.

The required aggregate debt payments are as follows as of December 31, 2005:

Year	Principal Payments
Less than One Year	$46,474,814
One to Three Years	70,729,869
Three to Five Years	210,829
More than Five Years	-

Total	$117,415,512

The Fund entered into swap transactions to hedge its interest rate on the securitization debt facility with a total notional principal of $117.4 million and $29.6 million as of December 31, 2005 and 2004, respectively.  The fair value of the swap at December 31, 2005 and 2004 was $582.5 thousand and $20.2 thousand, respectively.  The effect of the interest rate swap transactions is to convert a variable rate obligation into a fixed rate on the contract notional value.

As of December 31, 2005 and 2004, 8% and 22%, respectively of the Fund’s assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans during the year.  Amounts disbursed under the Fund’s loan commitments was $215.7 million for the year ended December 31, 2005. Net loan amounts outstanding after amortization was approximately $250.9 million as of December 31, 2005. Unexpired unfunded commitments as of December 31, 2005 were $166.7 million.

Year Ended	Amount Disbursed	Principal Amortization	Balance Outstanding	Unexpired Unfunded Commitments
December 31, 2005	$307.2 million	$56.3 million	$250.9 million	$166.7 million
December 31, 2004	$91.5 million	$6.2 million	$85.4 million	$102.6 million

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

 The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than 1% for the year ended December 31, 2005.

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

December 31, 2005 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Investment Income:
Interest on loans	$3,347,862	$4,565,778	$6,622,961	$7,338,421
Interest on short –term investments	64,915	196,436	179,633	997,983
Total investment income	3,412,777	4,762,214	6,802,594	8,336,404
Expenses:
Management fees	1,562,500	1,562,500	1,562,500	1,562,500
Interest expense	330,993	704,690	973,069	1,375,341
Banking and legal fees	446,238	299,124	304,135	455,369
Other operating expenses	48,492	33,684	57,290	38,808
Total expenses	2,388,223	2,599,998	2,896,994	3,432,018
Net investment income	1,024,554	2,162,216	3,905,600	4,904,386
Net change in unrealized gain (loss) from
hedging transactions	168,944	(182,941)	423,470	152,740
Net realized loss from investment transactions	-	-	-	-
Net increase in net assets resulting from operations	$1,193,498	$1,979,275	$4,329,070	$5,057,126
Amount per common share:
Net increase in net assets resulting from operations	$11.93	$19.79	$43.29	$50.57
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2004 (Unaudited)

	Quarterly Information for theThree Months Ended
	June 30, 2004*	September 30, 2004	December 31, 2004
Investment income:
Interest on loans	$62,168	$503,153	$1,647,324
Interest on short –term investments	-	24,528	260,317
Total investment income	62,168	527,681	1,907,641
Expenses:
Management fees	582,192	1,562,500	1,562,500
Interest expense	-	-	133,752
Banking and legal fees	44,807	72,778	375,983
Other operating expenses	134,172	48,506	46,243
Total expenses	761,171	1,683,784	2,118,478
Net investment loss	(699,003)	(1,156,103)	(210,837)
Net change in unrealized gain from hedging transactions	-	-	20,235
Net realized loss from investment transactions	-	-	-
Net decrease in net assets resulting from operations	$(699,003)	$(1,156,103)	$(190,602)
Amount per common share:
Net decrease in net assets resulting from operations	$(6.99)	$(11.56)	$(1.91)
Weighted average shares outstanding	100,000	100,000	100,000

* From commencement of operations, May 28, 2004 through June 30, 2004

* The Fund commenced operations on May 28, 2004.  No quarterly data is presented for periods prior to commencement of operations.

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

Changes in Internal Controls

        There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended December 31, 2005.

ITEM 9.B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund’s Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, Director and Chief Executive Officer	61	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994.
Salvador O. Gutierrez, Director and President	62	President, Chief Financial Officer and Director, and other positions for Westech Investment Advisors since 1994.
Brian R. Best, Vice President and Secretary	40	Vice President, Secretary and other positions for Westech Investment Advisors since 1997
Jay L. Cohan, Vice President	41	Vice President and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	54	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005. VP and Corporate Treasurer, PeopleSoft, Inc 2004-2005. Assistant Treasurer, CNF Inc. 1998-2004.
Maurice C. Werdegar, Vice President	41	Vice President and other positions for Westech Investment Advisors since 2001, Venture Partner, Outlook Ventures 2000 – 2001; CIO and Fund Manager, MetaMarkets.com 2000

The information required by this item concerning the directors of the Fund and Section 16(a) compliance is contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 10, 2006 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Seven Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Fund’s Proxy Statement under the captions: “Other Information – Independent Auditors.”

PART IV.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

1.

Index to Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Statements of Assets and Liabilities as of December 31, 2005 and 2004

Statements of Operations for the Years ended December 31, 2005 and 2004, and the Period ended December 31, 2003

Statements of Changes in Net Assets for the Years ended December 31, 2005 and 2004 and the Period ended December 31, 2003

Statements of Cash Flows for the Years ended December 31, 2005 and 2004 and the Period ended December 31, 2003

Notes to Financial Statements

Financial Statement Schedules for the Years Ended December 31, 2005 and 2004 and the period ended December 31, 2003 included in Item 15(a):

No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.

(a)

2.

Exhibits

Exhibit

Exhibit Title

3(i)

Articles of Incorporation of the Fund filed with the Maryland Secretary of State on October 31 2003, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 10, 2003.

3(ii)

Articles of Amendment and Restatement filed with the Maryland Secretary of State on October 14, 2004, incorporated by reference to the Fund’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2005.

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

31.1 – 32.2

Certifications pursuant to The Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

On November 22, 2005 the Fund filed a report on Form 8-K with the Commission to disclose the increase of a debt facility for the Fund.  This was the only report on Form 8-K that was filed by the Fund during the fiscal quarter ended December 31, 2005.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE LENDING & LEASING IV, INC.

(Registrant)

By:

/S/Ronald W. Swenson

By:

/S/Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:   February 27, 2006

Date:     February 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

TITLE

DATE

By:

/S/Bernard J. Angelo

Director

February 27, 2006

Bernard J. Angelo

By:

/S/John F. Cogan

Director

February 27, 2006

John F. Cogan

By:

/S/J. Michael Egan

Director

February 27, 2006

J. Michael Egan

By:

/S/John Glynn

Director

February 27, 2006

John Glynn

By:

/S/Salvador O. Gutierrez

President & Director

February 27, 2006

Salvador O. Gutierrez

By:

/S/Michael G. McCaffery

Director

February 27, 2006

Michael G. McCaffery

By:

/S/Ronald W. Swenson

CEO & Director

February 27, 2006

Ronald W. Swenson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Venture Lending and Leasing IV, Inc.

We have audited the accompanying statements of assets and liabilities of Venture Lending and Leasing IV, Inc. (the “Fund”) as of December 31, 2005 and 2004, and the related statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2005 and for the period from October 31, 2003 (date of formation) to December 31, 2003.  These financial statements are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our procedures included confirmation of loans as of December 31, 2005, by corresponding with the borrowers or by other appropriate auditing procedures where replies from borrowers were not received.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Venture Lending and Leasing IV, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 and for the period from October 31, 2003 (date of formation) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/S/Deloitte & Touche, LLP

San Francisco, CA

February 28, 2006

VENTURE LENDING & LEASING IV, INC.

Statements of Assets and Liabilities

As of December 31, 2005 and 2004

	December 31, 2005	December 31, 2004
ASSETS
Loans at estimated fair value
(Cost of $250,865,135 and $85,358,153)	$250,865,135	$85,358,153
Cash and cash equivalents	20,798,146	25,031,477
Other assets	4,405,964	2,109,855

Total assets	276,069,245	112,499,485

LIABILITIES
Borrowings under debt facility	117,415,512	31,450,194
Accrued management fees	1,562,500	1,562,500
Accounts payable and other accrued liabilities	1,342,820	637,185

Total liabilities	120,320,832	33,649,879

Net assets	$155,748,413	$78,849,606

Analysis of Net Assets:

Capital paid in on shares of capital stock	$155,525,000	$82,525,000
Tax return of capital distributions	(1,629,686)	(1,629,686)
Distributable earnings (accumulated losses)	1,853,099	(2,045,708)
Net assets (equivalent to $1,557.48 and $788.50 per share based on
100,000 shares of capital stock outstanding - See Note 7)	$155,748,413	$78,849,606

See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.

Statements of Operations

For the Years Ended December 31, 2005 and 2004 and the Period Ended December 31, 2003*

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2005	December 31, 2004	December 31, 2003	*

INVESTMENT INCOME:
Interest on loans	$21,875,022	$2,212,645	$-
Interest on short-term investments
and other income	1,438,967	284,845	-
Total investment income	23,313,989	2,497,490	-

EXPENSES:
Management fees	6,250,000	3,707,192	-
Interest expense	3,384,093	133,752	-
Banking and legal fees	1,504,866	493,568	-
Organizational costs	-	109,153	-
Other operating expenses	178,274	119,768	-
Total expenses	11,317,233	4,563,433	-
Net investment income (loss)	11,996,756	(2,065,943)	-

Net change in unrealized gain from hedging activities	562,213	20,235	-
Net increase (decrease) in net assets
resulting from operations	$12,558,969	$(2,045,708)	$-
Net increase (decrease) in net assets
resulting from operations per share	$125.58	$(20.46)	$-
Weighted average shares outstanding	100,000	100,000	100,000

* From formation, October 31, 2003 through December 31, 2003

See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.

Statement of Changes in Net Assets

For the Years Ended December 31, 2005 and 2004 and the Period Ended December 31, 2003*

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2005	December 31, 2004	December 31, 2003	*

Increase (decrease) in net assets from operations
Net investment income (loss)	$11,996,756	$(2,065,943)	$-
Unrealized gain from hedging activities	562,213	20,235	-

Net increase (decrease) in net assets resulting
from operations	12,558,969	(2,045,708)	-

Distributions of income to shareholder	(8,660,162)
Tax return of capital to shareholder	-	(1,629,686)	-
Capital share transactions	73,000,000	82,500,000	25,000
Total increase	76,898,807	78,824,606	25,000

Net assets
Beginning of year	78,849,606	25,000	-

End of year	$155,748,413	$78,849,606	$25,000	`

* From formation, October 31, 2003 through December 31, 2003

See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.

Statements of Cash Flows

For the Years Ended December 31, 2005 and 2004 and the Period Ending December 31, 2003*

	For the Year Ended December 31, 2005		For the Year Ended December 31, 2004	For the Period Ended December 31, 2003	*

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$12,558,969		$(2,045,708)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized gain from hedging activities	(562,213)		(20,235)	-
Amortization of deferred costs	223,835		55,188	-
Net increase in other assets	(1,887,646)		(783,508)	-
Net increase in accounts payable, accrued liabilities, and accrued management fees	705,635		2,199,685	-
Acquisition of loans	(215,673,565)		(91,532,425)	-
Principal payments on loans	50,166,583		6,174,272	-
Acquisition of equity securities	(3,716,232)		(1,466,250)	-
Net cash used in operating activities	(158,184,634)	-	(87,418,981)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	(43,930)		(163,436)	-
Cash distribution to shareholder	(4,900,000)		-	-
Borrowings under debt facility	85,965,318		31,450,194	-
Payment of bank facility fees, costs, and other prepayments	(70,085)		(1,361,300)	-
Cash contributions from shareholder	73,000,000		82,500,000	25,000
Net cash provided by financing activities	153,951,303		112,425,458	25,000
Net increase (decrease) in cash and cash equivalents	(4,233,331)		25,006,477	25,000

CASH AND CASH EQUIVALENTS:
Beginning of year	25,031,477		25,000	-
End of year	$20,798,146		$25,031,477	$25,000
CASH PAID DURING THE YEAR FOR:
Interest	$3,092,601		$81,506	$-
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$3,716,232		$1,466,250	$-

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money markets, and demand deposits in banks with maturities of 90 days or less.

Valuation of Loans

Venture loans are privately negotiated transactions, and there is no established trading market in which such loans can be sold. Investments in loans are valued at their original cost less amortization of principal unless, pursuant to procedures established by the Fund’s Board of Directors, Westech Investment Advisers, Inc., the Fund’s Manager, determines that amortized cost does not represent fair value, in which case loans will be adjusted to their fair value as determined by the Manager.  Interest income on loans is recognized using the effective interest method.

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. Warrants are then distributed by the Fund to the Company at the assigned value.

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

As of December 31, 2005 and 2004, loans in the amount of $3.0 million and $0, respectively, have been classified as nonaccrual.

Commitment Fees

Unearned income and commitment fees on loans are recognized using the effective-interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above.  If a draw is never made, the commitment fee less any applicable legal costs becomes recognized as other income after the commitment expires.

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

The Fund enters into interest rate swap transactions to hedge its interest rate on its borrowings under the debt facility. The net interest received or paid on the transactions is included in interest expense. The fair value of the swap is recorded in other assets or other liabilities and the change in the fair value is recorded as a change in unrealized gain (loss) from hedging activities.

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

Tax Status

As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status). Should the Fund lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.

3.

 SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of December 31, 2005, the Fund's investments in loans are to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets (shareholder's equity) that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund.  As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month.  For the years ended December 31, 2005 and 2004, the weighted average interest rate on performing loans was 13.8% and 12.4%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Valuation Procedures

1) The Fund is a “fair value reporter” and therefore accounts for investment securities at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of the Manager, in accordance with this Policy.

2) The Fund’s assets are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund’s shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management will submit to the Board of Directors (“Board”) a “Valuation Report,” which details the rationale for the valuation of investments.

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

Loans as of December 31, 2005 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/05	12/31/05	Maturity Date

Biotechnology
Athersys		$5,376,741	$5,376,741	6/1/08
Miikana		1,552,202	1,552,202	10/1/07
Raven Biotechnologies		4,192,548	4,192,548	6/1/08
Serenex		2,455,392	2,455,392	8/1/08
Subtotal:	8.7%	$13,576,883	$13,576,883

Carrier Networking
Arroyo Video Solutions		$1,196,952	$1,196,952	7/1/08
Caspian Networks		868,495	868,495	11/1/08
OnSite Systems		853,841	853,841	12/1/08
OpVista		5,179,494	5,179,494	12/1/08
Skystream Networks		2,609,282	2,609,282	2/1/08
Subtotal:	6.9%	$10,708,064	$10,708,064

Computers & Storage
CloudShield		$3,603,037	$3,603,037	1/1/08
Kashya		982,186	982,186	8/1/08
Panta Systems		2,944,705	2,944,705	3/1/08
Powerfile		2,782,699	2,782,699	6/1/08
Prostor Systems		2,459,036	2,459,036	7/1/08
Sanrad		2,943,436	2,943,436	12/1/08
Sierra Logic		3,974,880	3,974,880	12/1/08
Subtotal:	12.6%	$19,689,979	$19,689,979

Enterprise Networking
Envivio		$1,635,102	$1,635,102	6/1/08

NextHop Technolgies		2,933,141	2,933,141	6/1/08
Tasman Networks		4,651,028	4,651,028	6/1/08
The Return Exchange		309,598	309,598	6/1/08
Subtotal:	6.1%	$9,528,869	$9,528,869

Internet
Cosmix		$504,498	$504,498	8/1/08
Cyclone Commerce		1,552,367	1,552,367	12/1/07
Feedster		1,115,683	1,115,683	5/1/09
Goodmail Systems		1,160,627	1,160,627	7/1/08
Ojos		253,537	253,537	10/1/08
Omni-Explorer Technologies		336,064	336,064	12/1/08
Plaxo		1,421,323	1,421,323	11/1/08
Return Path		3,450,783	3,450,783	5/1/08
Rojo Network		202,442	202,442	12/1/08
SciQuest		2,202,846	2,202,846	10/1/07
SnapJot		292,620	292,620	7/1/08
TheFaceBook		3,243,765	3,243,765	11/1/08
Subtotal:	10.1%	$15,736,555	$15,736,555

Medical Devices
Ablation Frontiers		$1,886,322	$1,886,322	8/1/08
Ample Medical		604,765	604,765	9/1/07
Aspire Medical		1,932,403	1,932,403	6/1/08
Cardio Focus		1,967,606	1,967,606	7/1/08
Cardiva Medical		1,386,022	1,386,022	11/1/07
Emergent Respiratory Products		515,103	515,103	6/1/08
EnteroMedics		3,024,749	3,024,749	12/1/08
Inogen		2,630,757	2,630,757	9/1/08
LipoScience		3,069,582	3,069,582	10/1/07
MicroMed Technology		1,424,734	1,424,734	2/1/07
SenoRx		2,075,884	2,075,884	10/1/07
Vascular Architects		2,967,542	2,967,542	*
VeinRx		1,297,901	1,297,901	9/1/07
Volcano Corporation		1,343,776	1,343,776	2/1/08
Subtotal:	16.8%	$26,127,146	$26,127,146

Other Healthcare
Mdeverywhere		$707,402	$707,402	12/1/07
MedManage Systems		1,689,203	1,689,203	1/1/08
Pharmacy TV Network		560,149	560,149	7/1/08
Skylight Systems		2,662,253	2,662,253	9/1/08
Subtotal:	3.6%	$5,619,007	$5,619,007

Other Technology
EoPlex		$574,152	$574,152	7/1/08

Nanoconduction		765,617	765,617	12/1/08
Nanosolar		906,584	906,584	10/1/09
NeoConix		670,492	670,492	9/1/07
Triformix		1,184,378	1,184,378	8/1/07
Subtotal:	2.6%	$4,101,223	$4,101,223	8/1/07

Security
BigFix		$2,793,884	$2,793,884	5/1/08
BorderWare		2,912,328	2,912,328	7/1/08
Counterpane Internet Security		5,080,387	5,080,387	12/1/08
Lancope		2,207,609	2,207,609	10/1/08
Safend		751,222	751,222	5/1/08
Secure Elements		968,284	968,284	10/1/08
Sentinel Vision		585,400	585,400	12/1/08
SNOCAP		2,739,051	2,739,051	3/1/08
Subtotal:	11.6%	$18,038,165	$18,038,165

Semiconductors & Equipment
Aeluros		$2,945,214	$2,945,214	10/1/08
Andigilog		1,864,128	1,864,128	12/1/07
Aristos Logic		363,084	363,084	9/1/08
Crimson Microsystems		1,930,437	1,930,437	11/1/08
Cswitch		315,642	315,642	4/1/08
Discera		1,825,426	1,825,426	10/1/08
Enigma Semiconductor		1,389,836	1,389,836	6/1/08
Fyre Storm		1,717,373	1,717,373	1/1/08
InSilica		1,943,579	1,943,579	2/1/08
Integrated Materials		1,057,390	1,057,390	8/1/08
InvenSense		577,472	577,472	12/1/08
Luxtera		1,361,811	1,361,811	11/1/08
Molecular Imprints		3,424,573	3,424,573	1/1/08
Montalvo Systems, Inc.		2,675,443	2,675,443	8/1/08
Oraxion Diagnostics		1,415,480	1,415,480	6/1/08
Raza Microelectronics		5,397,113	5,397,113	11/1/07
Reflectivity		2,767,633	2,767,633	12/1/08
Tak Imaging		1,631,824	1,631,824	6/1/08
Universal Network Machines		3,260,180	3,260,180	5/1/08
Subtotal:	24.3%	$37,863,638	$37,863,638

Software
Accruent		$213,044	$213,044	12/1/07
Aceva		2,489,323	2,489,323	5/1/07
Adomo		4,150,675	4,150,675	6/1/09
Akimbo Systems		1,515,300	1,515,300	12/1/08
Arena Solutions		1,709,537	1,709,537	9/1/07
Athena Design Systems		1,055,362	1,055,362	6/1/08

Avamar Technologies		4,289,955	4,289,955	1/1/09
Biz360		1,498,322	1,498,322	10/1/07
Business Engine		3,010,260	3,010,260	10/1/08
CoWare		7,050,495	7,050,495	12/1/07
Enkata Technologies		1,824,159	1,824,159	11/1/08
Epiance		1,209,993	1,209,993	8/1/08
FilmLoop		456,871	456,871	12/1/08
firstRain		2,955,000	2,955,000	12/1/08
KonaWare		442,776	442,776	4/1/08
MetaCarta		2,134,802	2,134,802	4/1/08
nlayers		2,456,980	2,456,980	11/1/08
Pilot Software		2,801,358	2,801,358	6/1/08
Platform Solutions		4,337,148	4,337,148	3/1/08
PolyServe		3,903,015	3,903,015	11/1/08
Resolution EBS		842,966	842,966	5/1/08
Sabrix		1,782,321	1,782,321	3/1/08
SeeControl		267,254	267,254	5/1/08
SOA Software		4,099,227	4,099,227	9/1/08
Steelwedge		1,917,197	1,917,197	11/1/08
Valchemy		1,188,953	1,188,953	10/1/08
Subtotal:	38.3%	$59,602,293	$59,602,293	10/1/08

Technology Services
EchoPass		$2,448,541	$2,448,541	9/1/07
Jacent Technologies		442,407	442,407	4/1/08
Neutral Tandem		6,806,646	6,806,646	11/1/08
Subtotal:	6.2%	$9,697,594	$9,697,594

Wireless
AeroScout		$894,701	$894,701	5/1/08
Digital Bridges		7,312,537	7,312,537	12/1/08
Ethertronics		359,067	359,067	3/1/08
IXI Mobile		1,568,754	1,568,754	4/1/07
Kayak Interactive		2,144,606	2,144,606	9/1/07
Meru Networks		3,741,643	3,741,643	12/1/07
Siimpel Corporation		1,134,746	1,134,746	5/1/09
TeleCIS Wireless		1,465,918	1,465,918	11/1/07
Traq Wireless		1,383,320	1,383,320	7/1/08
WiSpry		570,427	570,427	11/1/08
Subtotal:	13.2%	$20,575,719	$20,575,719

Total: (Cost of $250,865,135)	161.1%	$250,865,135	$250,865,135

*  As of December 31, 2005, loans with a cost basis of $3.0 million and a fair value of $3.0 million have been classified as non-accrual.  These loans have been accelerated from original maturity and are due in their entirety.

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At December 31, 2005 and 2004, the Fund had unfunded commitments to borrowers of $166.7 million and $102.6 million, respectively that remained unexpired.

4.

LONG-TERM DEBT FACILITY

As of December 31, 2005 and 2004, the Fund had in place a securitization debt facility of $200.0 million and $125.0 million, respectively to finance the acquisition of asset-based loans.  As of December 31, 2005 and 2004, the Fund had borrowed $117.4 million and $31.5 million, respectively, under this facility. Loans can be drawn on the credit facility at a minimum of $5 million and in $1 million increments in excess thereof. The interest rate on this facility is the “Commercial Paper Rate” plus 0.65 percent, which at December 31, 2005, was 5.02 percent. The facility is due to expire in November 2010.

Borrowings under this facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing. The Fund pays a commitment fee of 0.30 percent (annual fee paid monthly) based on the total commitment related to the facility.

The Fund has taken out an insurance policy insuring the repayment of the loans under this facility to the banks.  The Fund pays a monthly fee based on the used and unused portion of the facility.   As of December 31, 2004 there was an annual minimum premium of $675,000 for this policy.  As of December 31, 2004 the Fund has accrued $83,355 in expenses toward this minimum fee.  In November 2005, the Fund renegotiated the facility and the fee is now based on the facility size with no minimum payment due.

Bank fees of $1,074,250 were incurred in connection with initially procuring the facility.  An additional $50,000 was incurred to increase the facility size in 2005.  Legal costs of $287,050 were incurred in negotiating the facility.  Both the bank fees and the legal costs have been capitalized and are being amortized on a straight line basis over the life of the facility (November 2010).

The required aggregate debt payments for the remaining four years of the current outstanding balance of loans are as follows:

Year	Principal Payments

2006	$46,474,814
2007	50,475,415
2008	20,254,454
2009	210,829
$117,415,512

5.

INTEREST RATE SWAPS

At December 31, 2005 and 2004, the Fund had an interest rate swap transaction with a notional principal amount of $117.4 million and $29.6 million, respectively, to convert floating rate liabilities to fixed rates. The Fund pays a fixed rate of 4.31 percent and receives from the counterparty a floating 30-day commercial paper rate. Payments are made monthly and terminate on May 12, 2008 The fair value of swap transactions at December 31, 2005 and 2004 was $582,848 and $20,235, respectively and is included in other assets of the Fund.

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

7.

CAPITAL STOCK

As of December 31, 2005 and December 31, 2004, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Company through December 31, 2005 and December 31, 2004 was $162.5 million and $87.5 million, respectively, of which $155.5 million and $82.5 million, respectively, was contributed to the Fund.

For the years ended December 31, 2005 and 2004, distributions of $8,660,162 and $1,629,686, respectively were made to the Fund’s shareholder, and were comprised of the following:

	2005	2004
Cash distributions	$4,900,000	$-
Deemed distributions	43,930	163,436
Distributions of securities	3,716,232	1,466,250

Total distributions to shareholder	$8,660,162	$1,629,686

At December 31, 2005 and 2004, distributable earnings (accumulated losses) includes unrealized appreciation of $582,848 and $20,235, respectively.

8.

MANAGEMENT

Westech Investment Advisors, Inc. (“Manager”) serves as the investment manager for the Fund. As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company’s committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on May 28, 2004. Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management fees of $6,250,000 and $3,707,192 were recognized as expenses for the year ended December 31, 2005 and 2004, respectively.

Certain officers and directors of the Fund also serve as officers and directors of Westech Investment Advisors, Inc..

9.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the years ended December 31, 2005 and 2004 and the period ended December 31, 2003.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.  The Fund did not commence operations until May 28, 2004.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Period Ended December 31, 2003	*

Total return	12.53%	(16.70%)	0.00%

Per share amounts:
Net asset value, beginning of period	$788.50	$0.25	$0.00
Net investment income (loss)	119.97	(20.66)	-
Net change in unrealized gain	5.61	0.21	-
Total income	125.58	(20.45)	-
Capital contributions	730.00	825.00	0.25
Income distributions to shareholder	(86.60)	-	-
Tax return of capital distributions
to shareholder	-	(16.30)	-

Net asset value, end of period	$1,557.48	$788.50	$0.25

Net assets, end of period	$155,748,413	$78,849,606	$25,000

Ratios to average net assets:

Expenses	11.31%	23.73%	0.00%
Net investment income (loss)	11.99%	(10.74%)	0.00%

* From formation, October 31, 2003 through December 31, 2003

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Martin D. Eng, certify that:

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

Date: February 27, 2006

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

Date: February 27, 2006

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

                     Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-K for the year ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
February 27, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-K for the year ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
February 27, 2006