Form 10-Q
period 2006-03-31
VENTURE LENDING & LEASING IV INC
filed 2006-05-12
CIK 1271808

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐   No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                        Class

Outstanding as of May 8, 2006

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of March 31, 2006 and December 31, 2005

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2006 and 2005

Condensed Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2006 and 2005

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2006 and 2005

Notes to Condensed Financial Statements (Unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

Item 3.      Quantitative & Qualitative Disclosures About Market Risk

Item 4.

 Disclosure Controls and Procedures

PART II -- OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

2

VENTURE LENDING & LEASING IV, INC.

 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31, 2006	December 31, 2005
ASSETS
Loans at estimated fair value
(Cost of $289,987,267 and $250,865,135)	$289,987,267	$250,865,135
Cash and cash equivalents	25,724,073	20,798,146
Other assets	5,285,927	4,405,964

Total assets	320,997,267	276,069,245

LIABILITIES
Borrowings under debt facility	138,415,512	117,415,512
Accrued management fees	1,562,500	1,562,500
Accounts payable and other accrued liabilities	1,465,195	1,342,820

Total liabilities	141,443,207	120,320,832

Net assets	$179,554,060	$155,748,413

Analysis of Net Assets:

Capital paid in on shares of capital stock	$176,525,000	$155,525,000
Tax return of capital distributions	(1,629,686)	(1,629,686)
Distributable earnings	4,658,746	1,853,099
Net assets (equivalent to $1,795.54 and $1,557.48 per share based
on 100,000 shares of capital stock outstanding - See Note 4)	$179,554,060	$155,748,413

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	For the Three Months Ended	For the Three Months Ended
	March 31, 2006	March 31, 2005

INVESTMENT INCOME:
Interest on loans	$9,693,624	$3,347,862
Interest on short-term investments
and other income	274,634	64,915
Total investment income	9,968,258	3,412,777

EXPENSES:
Management fees	1,562,500	1,562,500
Interest expense	1,698,617	330,993
Banking and legal fees	384,895	446,238
Other operating expenses	66,525	48,492
Total expenses	3,712,537	2,388,223
Net investment income	6,255,721	1,024,554

Net change in unrealized gain from hedging activities	445,926	168,944
Net increase in net assets
resulting from operations	$6,701,647	$1,193,498
Net increase in net assets
resulting from operations per share	$67.02	$11.93
Weighted average shares outstanding	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS  (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	For the Three Months Ended	For the Three Months Ended
	March 31, 2006	March 31, 2005

Increase in net assets from operations
Net investment income	$6,255,721	$1,024,554
Unrealized gain from hedging activities	445,926	168,944

Net increase in net assets resulting
from operations	6,701,647	1,193,498

Distributions of income to shareholder	(3,896,000)	(323,062)
Tax return of capital to shareholder	-	-
Capital transactions	21,000,000	-
Total increase	23,805,647	870,436

Net assets
Beginning of period	155,748,413	78,849,606

End of period	$179,554,060	$79,720,042

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	For the Three Months Ended March 31, 2006		For the Three Months Ended March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$6,701,647		$1,193,498
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gain from hedging activities	(445,926)		(168,944)
Amortization of deferred costs	59,382		55,188
Net increase in other assets	(466,044)		(505,768)
Net increase in accounts payable, accrued liabilities, and accrued management fees	122,375		405,877
Acquisition of loans	(71,365,355)		(33,909,973)
Principal payments on loans	32,243,223		3,977,501
Acquisition of equity securities	(496,000)		(310,500)
Net cash used in operating activities	(33,646,698)	-	(29,263,121)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	-		(12,562)
Cash distribution to shareholder	(3,400,000)		-
Borrowings under debt facility	21,000,000		19,000,000
Payment of bank facility fees, costs, and other prepayments	(27,375)		(17,000)
Cash contributions from shareholder	21,000,000		-
Net cash provided by financing activities	38,572,625		18,970,438
Net increase (decrease) in cash and cash equivalents	4,925,927		(10,292,683)

CASH AND CASH EQUIVALENTS:
Beginning of period	20,798,146		25,031,477
End of period	$25,724,073		$14,738,794
CASH PAID DURING THE PERIOD FOR:
Interest	$1,593,977		$302,916
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$496,000		$310,500

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three months ended March 31, 2006 are not necessarily indicative of what the results would be for a full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005.

2. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2006, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund.  As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month.  For the three month period ended March 31, 2006 and 2005, the weighted average interest rate on performing loans was 14.5% and 12.8%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

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

Loans as of March 31, 2006 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 3/31/06	3/31/06	Maturity Date

Biotechnology
Athersys		$4,930,958	$4,930,958	6/1/08
Miikana		1,372,143	1,372,143	10/1/07
Raven Biotechnologies		3,836,325	3,836,325	6/1/08
Scandius BioMedical		1,933,280	1,933,280	1/1/09
Serenex		2,372,227	2,372,227	8/1/08
Subtotal:	8.0%	$14,444,933	$14,444,933

Carrier Networking
Actelis		$4,411,906	$4,411,906	12/1/08
Arroyo Video Solutions		1,371,500	1,371,500	2/1/09
Caspian Networks		1,266,403	1,266,403	1/1/09
OnSite Systems		791,945	791,945	12/1/08
OpVista		6,896,583	6,896,583	11/1/08
Subtotal:	8.2%	$14,738,337	$14,738,337

Computers & Storage
CloudShield		$3,607,961	$3,607,961	1/1/08
Kashya		894,158	894,158	8/1/08
Panta Systems		2,948,986	2,948,986	3/1/08
Powerfile		2,580,541	2,580,541	6/1/08
Prostor Systems		2,254,359	2,254,359	7/1/08
Sanrad		2,945,976	2,945,976	12/1/08
Sierra Logic		3,834,636	3,834,636	12/1/08
Subtotal:	10.6%	$19,066,617	$19,066,617

Enterprise Networking
Envivio		$2,006,603	$2,006,603	9/1/08
NextHop Technologies		2,678,638	2,678,638	6/1/08
The Return Exchange		286,343	286,343	6/1/08
Subtotal:	2.8%	$4,971,584	$4,971,584

Internet
Accelovation		$445,681	$445,681	3/1/09
Cosmix		1,181,910	1,181,910	9/1/08
Cyclone Commerce		1,375,083	1,375,083	12/1/07
FaceBook		3,008,303	3,008,303	11/1/08
Feedster		1,474,540	1,474,540	9/1/09
Goodmail Systems		3,503,082	3,503,082	2/1/09
Ojos		825,267	825,267	3/1/09
Plaxo		1,325,334	1,325,334	11/1/08
Return Path		3,128,814	3,128,814	5/1/08
Rojo Networks		689,589	689,589	1/1/09
SciQuest		1,938,192	1,938,192	10/1/07
SnapJot		269,160	269,160	7/1/08
TravelPost.com		486,085	486,085	2/1/09
Tribe.net		1,226,867	1,226,867	1/1/09
Turn		2,454,168	2,454,168	3/1/09
Vast.com		338,285	338,285	12/1/08
Zinio Systems		1,848,941	1,848,941	3/1/09
Subtotal:	14.2%	$25,519,301	$25,519,301

Medical Devices
Ablation Frontiers		$1,832,238	$1,832,238	8/1/08
Ample Medical		533,359	533,359	9/1/07
Aspire Medical		1,728,902	1,728,902	6/1/08
Cardio Focus		1,787,247	1,787,247	7/1/08
Cardiva Medical		1,233,775	1,233,775	11/1/07
Emergent Respiratory Products		472,951	472,951	6/1/08

EnteroMedics		5,522,702	5,522,702	12/1/08
Evalve		1,834,050	1,834,050	4/1/09
Inogen		2,544,730	2,544,730	9/1/08
LipoScience		2,729,025	2,729,025	10/1/07
MicroMed Technology		1,182,687	1,182,687	2/1/07
SenoRx		1,849,772	1,849,772	10/1/07
VeinRx		1,136,365	1,136,365	9/1/07
Volcano Corporation		1,204,006	1,204,006	2/1/08
Subtotal:	14.3%	$25,591,809	$25,591,809

Other Healthcare
Mdeverywhere		$1,083,887	$1,083,887	8/1/08
MedManage Systems		1,525,228	1,525,228	1/1/08
Pharmacy TV Network		517,489	517,489	7/1/08
Skylight Healthcare Systems		3,663,381	3,663,381	1/1/09
Subtotal:	3.8%	$6,789,985	$6,789,985

Other Technology
EoPlex		$512,505	$512,505	7/1/08
Nanoconduction		1,308,616	1,308,616	3/1/09
Nanosolar		1,199,070	1,199,070	3/1/10
NeoConix		580,429	580,429	9/1/07
Paxera Corporation		625,219	625,219	7/1/08
Triformix		1,036,386	1,036,386	8/1/07
Subtotal:	2.9%	$5,262,225	$5,262,225

Security
BigFix		$2,552,191	$2,552,191	5/1/08
BorderWare		2,760,723	2,760,723	7/1/08
Counterpane Internet Security		4,554,670	4,554,670	12/1/08
Dragnet Solutions		105,171	105,171	12/1/08
Green Border Technologies		1,448,292	1,448,292	12/1/08
Lancope		2,210,168	2,210,168	10/1/08
Safend		683,608	683,608	5/1/08
Secure Elements		971,005	971,005	10/1/08
Sentinel Vision		588,510	588,510	12/1/08
SNOCAP		2,379,533	2,379,533	3/1/08
Subtotal:	10.2%	$18,253,871	$18,253,871

Semiconductors & Equipment
Aeluros		$2,908,345	$2,908,345	10/1/08
Andigilog		3,451,664	3,451,664	3/1/08
Aristos Logic		338,638	338,638	9/1/08
Crimson Microsystems		3,439,165	3,439,165	2/1/09

Cswitch		279,132	279,132	4/1/08
Discera		1,632,390	1,632,390	10/1/08
Enigma Semiconductor		2,771,152	2,771,152	6/1/08
Fyre Storm		1,519,460	1,519,460	1/1/08
InSilica		1,761,095	1,761,095	2/1/08
Integrated Materials		946,461	946,461	8/1/08
Intelleflex		948,644	948,644	7/1/08
InvenSense		2,609,953	2,609,953	1/1/09
Luxtera		1,969,620	1,969,620	3/1/09
Molecular Imprints		2,976,295	2,976,295	1/1/08
Montalvo Systems		2,457,407	2,457,407	8/1/08
Oraxion Diagnostics		1,291,987	1,291,987	6/1/08
Raza Microelectronics		4,709,476	4,709,476	11/1/07
Reflectivity		3,211,236	3,211,236	12/1/08
Tak Imaging		1,490,838	1,490,838	6/1/08
Universal Network Machines		5,406,453	5,406,453	5/1/09
Subtotal:	25.7%	$46,119,411	$46,119,411

Software
Above All Software		$3,918,308	$3,918,308	10/1/08
Accruent		192,074	192,074	12/1/07
Aceva		2,127,879	2,127,879	5/1/07
Adomo		3,792,997	3,792,997	6/1/09
Agistics		184,320	184,320	9/1/08
Akimbo Systems		1,919,520	1,919,520	2/1/09
Arena Solutions		1,476,488	1,476,488	9/1/07
Athena Design Systems		1,515,379	1,515,379	9/1/08
Avamar Technologies		3,984,676	3,984,676	1/1/09
Biz360		1,313,814	1,313,814	10/1/07
Business Engine		2,774,793	2,774,793	10/1/08
CoWare		6,229,134	6,229,134	12/1/07
Enigma Information Retrieval Systems		2,302,481	2,302,481	11/1/08
Enkata Technologies		1,669,200	1,669,200	11/1/08
Epiance		1,180,704	1,180,704	8/1/08
FilmLoop		916,757	916,757	1/1/09
firstRain		2,937,303	2,937,303	12/1/08
KonaWare		400,367	400,367	4/1/08
MetaCarta		1,940,505	1,940,505	4/1/08
nLayers		2,430,556	2,430,556	11/1/08
Pilot Software		2,577,292	2,577,292	6/1/08
Platform Solutions		3,935,869	3,935,869	3/1/08
PolyServe		4,113,717	4,113,717	1/1/09
Resolution EBS		817,642	817,642	*
Sabrix		1,624,940	1,624,940	3/1/08

SeeControl		421,924	421,924	7/1/08
Siren Systems		488,712	488,712	4/1/09
SOA Software		3,846,763	3,846,763	9/1/08
Steelwedge		1,813,307	1,813,307	11/1/08
Traiana		3,893,558	3,893,558	12/1/08
Valchemy		2,243,718	2,243,718	1/1/09
W&W Communications		588,315	588,315	12/1/08
Subtotal:	38.7%	$69,573,012	$69,573,012

Technology Services
EchoPass		$2,481,089	$2,481,089	9/1/07
Fusepoint		4,836,011	4,836,011	10/1/08
Jacent Technologies		1,844,202	1,844,202	3/1/09
Neutral Tandem		6,145,702	6,145,702	11/1/08
Subtotal:	8.5%	$15,307,004	$15,307,004

Wireless
AeroScout		$1,854,380	$1,854,380	5/1/08
Blaze Entertainment		1,867,652	1,867,652	9/1/07
Digital Bridges		9,798,785	9,798,785	12/1/08
IXI Mobile		1,277,650	1,277,650	4/1/07
Meru Networks		3,300,635	3,300,635	12/1/07
Siimpel Corporation		3,038,762	3,038,762	5/1/09
TeleCIS Wireless		1,287,524	1,287,524	11/1/07
Traq Wireless		1,279,166	1,279,166	7/1/08
WiSpry		644,624	644,624	1/1/09
Subtotal:	13.6%	$24,349,178	$24,349,178

Total: (Cost of $289,987,267)	161.5%	$289,987,267	$289,987,267

*As of March 31, 2006 loans with a cost basis of $817,642 and a fair market value of $817,642 have been classified as non-accrual.

Loans as of December 31, 2005 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final Maturity
Borrower	Net Assets	Value 12/31/05	12/31/05	Date

Biotechnology
Athersys		$5,376,741	$5,376,741	6/1/08
Miikana		1,552,202	1,552,202	10/1/07
Raven Biotechnologies		4,192,548	4,192,548	6/1/08
Serenex		2,455,392	2,455,392	8/1/08
Subtotal:	8.7%	$13,576,883	$13,576,883

Carrier Networking
Arroyo Video Solutions		$1,196,952	$1,196,952	7/1/08
Caspian Networks		868,495	868,495	11/1/08
OnSite Systems		853,841	853,841	12/1/08
OpVista		5,179,494	5,179,494	12/1/08
Skystream Networks		2,609,282	2,609,282	2/1/08
Subtotal:	6.9%	$10,708,064	$10,708,064

Computers & Storage
CloudShield		$3,603,037	$3,603,037	1/1/08
Kashya		982,186	982,186	8/1/08
Panta Systems		2,944,705	2,944,705	3/1/08
Powerfile		2,782,699	2,782,699	6/1/08
Prostor Systems		2,459,036	2,459,036	7/1/08
Sanrad		2,943,436	2,943,436	12/1/08
Sierra Logic		3,974,880	3,974,880	12/1/08
Subtotal:	12.6%	$19,689,979	$19,689,979

Enterprise Networking
Envivio		$1,635,102	$1,635,102	6/1/08
NextHop Technolgies		2,933,141	2,933,141	6/1/08
Tasman Networks		4,651,028	4,651,028	6/1/08
The Return Exchange		309,598	309,598	6/1/08
Subtotal:	6.1%	$9,528,869	$9,528,869

Internet
Cosmix		$504,498	$504,498	8/1/08
Cyclone Commerce		1,552,367	1,552,367	12/1/07
Feedster		1,115,683	1,115,683	5/1/09
Goodmail Systems		1,160,627	1,160,627	7/1/08
Ojos		253,537	253,537	10/1/08

Omni-Explorer Technologies		336,064	336,064	12/1/08
Plaxo		1,421,323	1,421,323	11/1/08
Return Path		3,450,783	3,450,783	5/1/08
Rojo Network		202,442	202,442	12/1/08
SciQuest		2,202,846	2,202,846	10/1/07
SnapJot		292,620	292,620	7/1/08
TheFaceBook		3,243,765	3,243,765	11/1/08
Subtotal:	10.1%	$15,736,555	$15,736,555

Medical Devices
Ablation Frontiers		$1,886,322	$1,886,322	8/1/08
Ample Medical		604,765	604,765	9/1/07
Aspire Medical		1,932,403	1,932,403	6/1/08
Cardio Focus		1,967,606	1,967,606	7/1/08
Cardiva Medical		1,386,022	1,386,022	11/1/07
Emergent Respiratory Products		515,103	515,103	6/1/08
EnteroMedics		3,024,749	3,024,749	12/1/08
Inogen		2,630,757	2,630,757	9/1/08
LipoScience		3,069,582	3,069,582	10/1/07
MicroMed Technology		1,424,734	1,424,734	2/1/07
SenoRx		2,075,884	2,075,884	10/1/07
Vascular Architects		2,967,542	2,967,542	*
VeinRx		1,297,901	1,297,901	9/1/07
Volcano Corporation		1,343,776	1,343,776	2/1/08
Subtotal:	16.8%	$26,127,146	$26,127,146

Other Healthcare
Mdeverywhere		$707,402	$707,402	12/1/07
MedManage Systems		1,689,203	1,689,203	1/1/08
Pharmacy TV Network		560,149	560,149	7/1/08
Skylight Systems		2,662,253	2,662,253	9/1/08
Subtotal:	3.6%	$5,619,007	$5,619,007

Other Technology
EoPlex		$574,152	$574,152	7/1/08
Nanoconduction		765,617	765,617	12/1/08
Nanosolar		906,584	906,584	10/1/09
NeoConix		670,492	670,492	9/1/07
Triformix		1,184,378	1,184,378	8/1/07
Subtotal:	2.6%	$4,101,223	$4,101,223	8/1/07

Security
BigFix		$2,793,884	$2,793,884	5/1/08
BorderWare		2,912,328	2,912,328	7/1/08

Counterpane Internet Security		5,080,387	5,080,387	12/1/08
Lancope		2,207,609	2,207,609	10/1/08
Safend		751,222	751,222	5/1/08
Secure Elements		968,284	968,284	10/1/08
Sentinel Vision		585,400	585,400	12/1/08
SNOCAP		2,739,051	2,739,051	3/1/08
Subtotal:	11.6%	$18,038,165	$18,038,165

Semiconductors & Equipment
Aeluros		$2,945,214	$2,945,214	10/1/08
Andigilog		1,864,128	1,864,128	12/1/07
Aristos Logic		363,084	363,084	9/1/08
Crimson Microsystems		1,930,437	1,930,437	11/1/08
Cswitch		315,642	315,642	4/1/08
Discera		1,825,426	1,825,426	10/1/08
Enigma Semiconductor		1,389,836	1,389,836	6/1/08
Fyre Storm		1,717,373	1,717,373	1/1/08
InSilica		1,943,579	1,943,579	2/1/08
Integrated Materials		1,057,390	1,057,390	8/1/08
InvenSense		577,472	577,472	12/1/08
Luxtera		1,361,811	1,361,811	11/1/08
Molecular Imprints		3,424,573	3,424,573	1/1/08
Montalvo Systems, Inc.		2,675,443	2,675,443	8/1/08
Oraxion Diagnostics		1,415,480	1,415,480	6/1/08
Raza Microelectronics		5,397,113	5,397,113	11/1/07
Reflectivity		2,767,633	2,767,633	12/1/08
Tak Imaging		1,631,824	1,631,824	6/1/08
Universal Network Machines		3,260,180	3,260,180	5/1/08
Subtotal:	24.3%	$37,863,638	$37,863,638

Software
Accruent		$213,044	$213,044	12/1/07
Aceva		2,489,323	2,489,323	5/1/07
Adomo		4,150,675	4,150,675	6/1/09
Akimbo Systems		1,515,300	1,515,300	12/1/08
Arena Solutions		1,709,537	1,709,537	9/1/07
Athena Design Systems		1,055,362	1,055,362	6/1/08
Avamar Technologies		4,289,955	4,289,955	1/1/09
Biz360		1,498,322	1,498,322	10/1/07
Business Engine		3,010,260	3,010,260	10/1/08
CoWare		7,050,495	7,050,495	12/1/07
Enkata Technologies		1,824,159	1,824,159	11/1/08
Epiance		1,209,993	1,209,993	8/1/08
FilmLoop		456,871	456,871	12/1/08

firstRain		2,955,000	2,955,000	12/1/08
KonaWare		442,776	442,776	4/1/08
MetaCarta		2,134,802	2,134,802	4/1/08
nlayers		2,456,980	2,456,980	11/1/08
Pilot Software		2,801,358	2,801,358	6/1/08
Platform Solutions		4,337,148	4,337,148	3/1/08
PolyServe		3,903,015	3,903,015	11/1/08
Resolution EBS		842,966	842,966	5/1/08
Sabrix		1,782,321	1,782,321	3/1/08
SeeControl		267,254	267,254	5/1/08
SOA Software		4,099,227	4,099,227	9/1/08
Steelwedge		1,917,197	1,917,197	11/1/08
Valchemy		1,188,953	1,188,953	10/1/08
Subtotal:	38.3%	$59,602,293	$59,602,293

Technology Services
EchoPass		$2,448,541	$2,448,541	9/1/07
Jacent Technologies		442,407	442,407	4/1/08
Neutral Tandem		6,806,646	6,806,646	11/1/08
Subtotal:	6.2%	$9,697,594	$9,697,594

Wireless
AeroScout		$894,701	$894,701	5/1/08
Digital Bridges		7,312,537	7,312,537	12/1/08
Ethertronics		359,067	359,067	3/1/08
IXI Mobile		1,568,754	1,568,754	4/1/07
Kayak Interactive		2,144,606	2,144,606	9/1/07
Meru Networks		3,741,643	3,741,643	12/1/07
Siimpel Corporation		1,134,746	1,134,746	5/1/09
TeleCIS Wireless		1,465,918	1,465,918	11/1/07
Traq Wireless		1,383,320	1,383,320	7/1/08
WiSpry		570,427	570,427	11/1/08
Subtotal:	13.2%	$20,575,719	$20,575,719

Total: (Cost of $250,865,135)	161.1%	$250,865,135	$250,865,135

*As of December 31, 2005 loans with a cost basis of $2,967,542 and a fair market value of $2,967,542 have been classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At March 31, 2006, the Fund had unexpired unfunded commitments to borrowers of $171.0 million.

3.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing net increase in net assets resulting from operations by the weighted average common shares outstanding.  Diluted earnings per share are computed by dividing net increase in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings per share are the same.

4.  CAPITAL STOCK

As of March 31, 2006 and December 31, 2005, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Company through March 31, 2006 and December 31, 2005 was $187.5 million and $162.5 million, respectively, of which $176.5 million and $155.5 million, respectively, was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2006 and 2005

	2006	2005
Cash distributions	$3,400,000	$ -
Deemed distributions	-	12,562
Distributions of securities	496,000	310,500

Total distributions to shareholder	$3,896,000	$323,062

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

6.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2006 and 2005.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

Total return*	17.40%	6.06%

Per share amounts:
Net asset value, beginning of period	$1,557.48	$788.50
Net investment income (loss)	62.56	10.25
Net change in unrealized gain	4.46	1.68
Total income	67.02	11.93
Capital contributions	210.00	-
Income distributions to shareholder	(38.96)	(3.23)

Net asset value, end of period	$1,795.54	$797.20

Net assets, end of period	$179,554,060	$79,720,042

Ratios to average net assets:

Expenses*	9.53%	12.11%
Net investment income*	16.06%	5.20%
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

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily throughout the United States with a focus on growth oriented companies.   The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by our portfolio companies to finance acquisitions of fixed assets and working capital. On May 28, 2004, the Fund completed its first closing of capital, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. The Fund elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2004. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing the Fund’s shareholder to substantially reduce or eliminate its corporate-level tax liability.

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

Loans are held at estimated fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of Note 2 of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.. The actual value of the loans may differ from management's estimates, which would affect net income as well as net assets.

Results of Operations –For the three months ended March 31, 2006 and 2005

Total investment income for the three months ended March 31, 2006 and 2005 was $10.0 million and $3.4 million, respectively, of which $9.7 million and $3.3 million consisted of interest on venture loans outstanding during the period.   The remaining income related to interest income from short-term investment of cash as well as other income from commitment fees and warrants received for loans that will never fund.   Investment income continues to increase as additional loans are funded, which increases the outstanding balance of loans.  Loans rose from $115.3 million as of March 31, 2005 to $250.9 million as of December 31, 2005 and $290.0 million as of March 31, 2006.

Management fees for the three months ended March 31, 2006 and 2005, were $1.6 million and $1.6 million, respectively.    Management fees will continue to be based on committed capital of the Company until the second anniversary in May, 2006, at which time they will be based on assets under management.

Total interest expense was $1.7 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively.  Interest expense increased for the period because average borrowings outstanding under the debt facility increased from $36.2 million for the three months ended March 31, 2005 to $133.2 million for the three months ended March 31, 2006.  Additionally, interest rates increased from 3.7% to 5.1% for that same period as interest rates in general continued to rise.

Net investment income for the three months ended March 31, 2006 and 2005 was $6.3 million and $1.0 million, respectively.

Total unrealized gain for the three months ended March 31, 2006 and 2005 was $0.4million and $0.2 million respectively.  The unrealized gain was the result of the Fund’s hedging transactions.

Net increase in net assets resulting from operations for the three months ended March 31, 2006 and 2005 was $6.7 million and $1.2 million, respectively.    On a per share basis, net increase in net assets resulting from operations was $67.02 and $11.93 for the three months ended March 31, 2006 and 2005, respectively.

Liquidity and Capital Resources – March 31, 2006 and December 31, 2005

Total capital contributed to the Fund was $176.5 million and $155.5 million at March 31, 2006 and December 31, 2005, respectively.  Committed capital to the Company at March 31, 2006 and December 31, 2005 was $250.0 million, of which $187.5 million and $162.5 million, respectively has been called and received.  The remaining $62.5 million in committed capital as of March 31, 2006 is due to expire in May 2009 as the five year anniversary will have passed, at which time no further capital can be called.

On October 14, 2004, the Fund entered into agreements with Société Générale and Rabobank International that established a debt facility to provide the Fund up to $125.0 million of financing.  On November 22, 2005, this facility was increased to $200.0 million.  Borrowings by the Fund are collateralized by receivables from loans advanced by the Fund in its ordinary course of business.  The Fund pays interest on its borrowings based on the secured facility’s cost of issuing commercial paper obligations.  The Fund typically will enter into hedge transactions to limit its interest rate risk, and thus the net interest expense will be based in a large part on the fixed rate negotiated on these transactions.  The facility terminates in May 2009, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  The first draw against this direct financial obligation of the Fund took place in October, 2004.  As of December 31, 2004, fees of $1,074,250 were incurred in order to procure the facility.  Additionally $17,000 was incurred in March, 2005 and $50,000 was incurred in November 2005 in conjunction with the facility.  Legal costs of $287,050 were incurred in negotiation of the facility.  An additional $27,375 was incurred during the first quarter of 2006. Both the bank fees and legal costs have been capitalized and are being amortized over the expected life of the facility.

At March 31, 2006 and December 31, 2005 the Fund had interest rate swap transactions outstanding with a total notional principal amount of $130.9 million and $117.4 million.  The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value.  The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of March 31, 2006 and December 31, 2005, 8% and 8%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during the three months ended March 31, 2006. Amounts disbursed under the Fund's loan commitments totaled approximately $71.4 million during the period from December 31, 2005 through March 31, 2006. Net loan amounts outstanding after amortization increased by approximately $39.1 million for the same period. Unexpired, unfunded commitments totaled approximately $171.0 million as of March 31, 2006

As of	Amount Disbursed	Principal Reductions	Balance Outstanding	Unexpired Unfunded Commitments
March 31, 2006	$378.6 million	$88.6 million	$290.0 million	$171.0 million
December 31, 2005	$307.2 million	$56.3 million	$250.9 million	$166.7 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% for the three months ended March 31, 2006. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 1A.

Risk Factors

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

Long-Term Investment. After the fourth anniversary following the first closing of the Company's offering of membership interests, the Fund will cease to make new equity investments as well as investments in venture loans (except pursuant to commitments made before such fourth anniversary) and will distribute the proceeds of repayment, prepayment or sale of its investments, net of any principal repayments on borrowings, reserves, expenses or other obligations of the Fund, amounts paid on exercise of warrants and certain other amounts paid to protect the value of existing investments (including pay-to-play provisions). The Fund's Articles of Incorporation provide that, on December 31, 2012, the Fund automatically will be dissolved without any action by its shareholders. From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholders. Although the Fund generally would not invest in any loan with a maturity date later than December 31, 2012, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, the Fund will not fully realize on a loan by the original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments), to the extent those investments were retained by the Fund and not distributed earlier to its shareholders, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution. In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.

Competition. Other entities and individuals compete for investments similar to those made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, have greater resources than the Fund. Furthermore, the Fund's need to comply with provisions of the Investment Company Act of 1940 Act (the “1940 Act”) pertaining to BDCs and, if the Fund qualifies as a RIC, provisions of the Internal Revenue Code pertaining to RICs, might restrict the Fund's flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case.

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

The use of leverage increases investment risk. The Fund's use of leverage is premised upon the expectation that the Fund's borrowing costs will be lower than the return the Fund achieves on its investments. To the extent the income or capital gains derived from investments purchased with borrowed funds exceeds the cost of borrowing, the Fund's return will be greater than if leverage had not been used. Conversely, if the income or capital gain from the investments purchased with borrowed funds is not sufficient to cover the cost of borrowing, or if the Fund incurs capital losses, the return to the Fund will be less than if leverage had not been used, and therefore the amount available for distribution will be reduced or potentially eliminated. Furthermore, since the investment management fee paid to the Manager is a percentage of the managed assets, such fee will be higher if the Fund utilizes leverage than if no borrowings were incurred. Lenders have required that the Fund pledge portfolio assets as collateral for loans, and have required that the Company provide guarantees or other credit enhancement. If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.

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

Tax Status. The Fund must meet a number of requirements, described under "Federal Income Taxation," to qualify as a RIC and, if qualified, to continue to so qualify. For example, the Fund must meet specified asset diversification standards under the Internal Revenue Code which might be difficult to meet if the borrowers under some loans draw down their committed financing at a faster rate than other borrowers, particularly during the early periods of the Fund's operations. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter, it might accelerate capital calls or borrowings in order to increase the portion of the Fund's total assets represented by cash, cash items and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. However, the Fund would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund's return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund.

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

Illiquidity of Investments. Substantially all of the Fund’s portfolio investments (other than short-term investments) consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the Securities Act of 1933 (the “1933 Act”), or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions. Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold. Convertible and subordinated debt investments may also be privately negotiated transactions. In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund's warrants or equity securities or exchanges them for publicly-traded securities of the acquiror. The feasibility of such transactions depends upon the entity's financial results as well as general economic and equity market conditions. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund's ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an "underwriter" or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.

Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund’s policy as approved by the board of directors. This value will not necessarily reflect the value of the assets which may be realized upon a sale.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003.  No other shares of the Fund have been sold; however the Fund received an additional $176.5 million of paid in capital during the period from May 28, 2004 through March 31, 2006 which is expected to be used to acquire venture loans and fund operations.

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description
3(i)

Articles of Amendment and Restatement as filed with the Maryland Secretary of State on October 14, 2004, incorporated by reference to the Fund’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2005.

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

May 12, 2006

Date:

May 12, 2006

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

Date: May 12,  2006

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

Date: May 12, 2006

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

                    Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
May 12, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
May 12, 2006