Form 10-Q
period 2006-06-30
VENTURE LENDING & LEASING IV INC
filed 2006-08-11
CIK 1271808

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Outstanding as of August 8, 2006

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of June 30, 2006 and December 31, 2005

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2006 and 2005

Condensed Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2006 and 2005

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2006 and 2005

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

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

2

VENTURE LENDING & LEASING IV, INC.

 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30, 2006	December 31, 2005
ASSETS
Loans at estimated fair value
(Cost of $330,642,166 and $250,865,135)	$329,422,166	$250,865,135
Cash and cash equivalents	9,411,197	20,798,146
Other assets	5,806,456	4,405,964

Total assets	344,639,819	276,069,245

LIABILITIES
Borrowings under debt facility	160,615,512	117,415,512
Accrued management fees	1,778,613	1,562,500
Accounts payable and other accrued liabilities	1,089,322	1,342,820

Total liabilities	163,483,447	120,320,832

Net assets	$181,156,372	$155,748,413

Analysis of Net Assets:

Capital paid in on shares of capital stock	$180,525,000	$155,525,000
Tax return of capital distributions	(1,629,686)	(1,629,686)
Distributable earnings	2,261,058	1,853,099
Net assets (equivalent to $1,811.56 and $1,557.48 per share based on
100,000 shares of capital stock outstanding - See Note 4)	$181,156,372	$155,748,413

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

INVESTMENT INCOME:
Interest on loans	$10,536,265	$4,565,778	$20,229,889	$7,913,640
Interest on short-term investments
and other income	325,388	196,436	600,022	261,351
Total investment income	10,861,653	4,762,214	20,829,911	8,174,991

EXPENSES:
Management fees	1,778,613	1,562,500	3,341,113	3,125,000
Interest expense	2,037,619	704,690	3,736,236	1,035,682
Banking and legal fees	360,222	299,124	745,116	745,362
Other operating expenses	54,346	33,684	120,872	82,177
Total expenses	4,230,800	2,599,998	7,943,337	4,988,221
Net investment income	6,630,853	2,162,216	12,886,574	3,186,770

Net change in unrealized gain (loss) from investments and hedging activities	(992,445)	(182,941)	(546,519)	(13,997)
Net increase in net assets
resulting from operations	$5,638,408	$1,979,275	$12,340,055	$3,172,773
Net increase in net assets
resulting from operations per share	$56.38	$19.79	$123.40	$31.73
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS  (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Increase in net assets from operations
Net investment income	$6,630,853	$2,162,216	$12,886,574	$3,186,770
Net unrealized loss from investing
and hedging activities	(992,445)	(182,941)	(546,519)	(13,997)

Net increase in net assets resulting
from operations	5,638,408	1,979,275	12,340,055	3,172,773

Distributions of income to shareholder	(8,036,096)	(613,575)	(11,932,096)	(936,638)
Capital transactions	4,000,000	22,000,000	25,000,000	22,000,000
Total increase	1,602,312	23,365,700	25,407,959	24,236,135

Net assets
Beginning of period	179,554,060	79,720,041	155,748,413	78,849,606

End of period	$181,156,372	$103,085,741	$181,156,372	$103,085,741

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	For the Six Months Ended June 30, 2006		For the Six Months Ended June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$12,340,055		$3,172,773
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gain from investment and hedging activities	546,519		13,997
Amortization of deferred costs	119,235		111,126
Net increase in other assets	(818,871)		(1,039,751)
Net increase (decrease) in accounts payable, accrued liabilities, and accrued management fees	(37,385)		544,105
Acquisition of loans	(145,353,460)		(82,177,549)
Principal payments on loans	65,576,429		12,471,987
Acquisition of equity securities	(2,732,096)		(914,000)
Net cash used in operating activities	(70,359,574)	-	(67,817,312)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	-		(22,638)
Cash distribution to shareholder	(9,200,000)		-
Borrowings under debt facility	43,200,000		41,897,585
Payment of bank facility fees, costs, and other prepayments	(27,375)		(20,085)
Cash contributions from shareholder	25,000,000		22,000,000
Net cash provided by financing activities	58,972,625		63,854,862
Net decrease in cash and cash equivalents	(11,386,949)		(3,962,450)

CASH AND CASH EQUIVALENTS:
Beginning of period	20,798,146		25,031,477
End of period	$9,411,197		$21,069,027
CASH PAID DURING THE PERIOD FOR:
Interest	$3,566,202		$921,214
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$2,732,096		$914,000

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and six months ended June 30, 2006 are not necessarily indicative of what the results would be for a full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005.

2. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2006, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund.  As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month.  For the three and six month period ended June 30, 2006, the weighted average interest rate on performing loans was 13.8% and 14.2%, respectively.  For the three and six month period ended June 30, 2005, the weighted average interest rate on performing loans was 13.3%.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

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

Loans as of June 30, 2006 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 6/30/06	6/30/06	Maturity Date

Biotechnology
Athersys		$4,469,764	$4,469,764	6/1/08
Miikana		1,185,646	1,185,646	10/1/07
Raven Biotechnologies		3,467,384	3,467,384	6/1/08
Serenex		2,170,338	2,170,338	8/1/08
Subtotal:	6.2%	$11,293,132	$11,293,132

Carrier Networking
Actelis		$4,416,202	$4,416,202	12/1/08
Arroyo Video Solutions		1,247,927	1,247,927	2/1/09
Caspian Networks		1,547,766	1,547,766	4/1/09
Ellacoya Networks		4,611,118	4,611,118	4/1/09
OnSite Systems		722,756	722,756	12/1/08
OpVista		6,761,116	6,761,116	6/1/09

Telsima		1,770,801	1,770,801	9/1/08
World Wide Packets		5,778,667	5,778,667	12/1/09
Subtotal:	14.8%	$26,856,353	$26,856,353

Computers & Storage
CloudShield		$3,077,458	$3,077,458	1/1/08
Kashya		802,951	802,951	8/1/08
OQO		4,903,965	4,903,965	4/1/09
Panta Systems		2,617,819	2,617,819	3/1/08
Powerfile		2,336,281	2,336,281	6/1/08
Prostor Systems		2,043,754	2,043,754	7/1/08
Sanrad		2,948,590	2,948,590	12/1/08
Sierra Logic		3,475,665	3,475,665	12/1/08
Subtotal:	12.3%	$22,206,483	$22,206,483

Enterprise Networking
Envivio		$1,832,027	$1,832,027	9/1/08
Informative		980,000	980,000	3/1/09
NextHop Technologies		2,416,207	2,416,207	6/1/08
The Return Exchange		262,196	262,196	6/1/08
Subtotal:	3.0%	$5,490,430	$5,490,430

Internet
Accelovation		$516,356	$516,356	6/1/09
Cosmix		1,166,604	1,166,604	9/1/08
Cyclone Commerce		1,192,065	1,192,065	12/1/07
Digital Railroad		523,258	523,258	4/1/09
FaceBook		2,766,143	2,766,143	11/1/08
Feedster		1,451,976	1,451,976	11/1/09
Goodmail Systems		3,381,880	3,381,880	2/1/09
Plaxo		1,226,155	1,226,155	11/1/08
Return Path		2,796,551	2,796,551	5/1/08
Riya		1,025,559	1,025,559	6/1/09
Rojo Networks		676,688	676,688	1/1/09
SciQuest		1,665,691	1,665,691	10/1/07
SnapJot		244,963	244,963	7/1/08
StumbleUpon		252,961	252,961	1/1/10
TravelPost.com		488,074	488,074	2/1/09
Tribe.net		1,228,282	1,228,282	1/1/09
Turn		2,458,558	2,458,558	3/1/09
Vast.com		341,264	341,264	12/1/08
Zinio Systems		1,764,154	1,764,154	3/1/09
Subtotal:	13.9%	$25,167,182	$25,167,182

Medical Devices
Ablation Frontiers		$1,661,692	$1,661,692	8/1/08
Ample Medical		459,597	459,597	9/1/07
Aspire Medical		1,518,157	1,518,157	6/1/08
Cardio Focus		1,600,900	1,600,900	7/1/08
Cardiva Medical		1,076,267	1,076,267	11/1/07
Emergent Respiratory Products		429,268	429,268	6/1/08
EnteroMedics		5,374,870	5,374,870	4/1/09
Evalve		5,808,616	5,808,616	4/1/09
Inogen		2,294,607	2,294,607	9/1/08
LipoScience		2,377,409	2,377,409	10/1/07
MicroMed Technology		932,839	932,839	2/1/07
Oculus Innovative Sciences		4,078,982	4,078,982	4/1/09
Scandius BioMedical		1,939,302	1,939,302	1/1/09
SenoRx		1,616,067	1,616,067	10/1/07
VeinRx		968,965	968,965	9/1/07
Volcano Corporation		1,059,323	1,059,323	2/1/08
Subtotal:	18.3%	$33,196,861	$33,196,861

Other Healthcare
Mdeverywhere		$964,633	$964,633	8/1/08
MedManage Systems		1,355,910	1,355,910	1/1/08
Pharmacy TV Network		473,433	473,433	7/1/08
Skylight Healthcare Systems		3,576,499	3,576,499	4/1/09
Subtotal:	3.5%	$6,370,475	$6,370,475

Other Technology
EoPlex		$448,602	$448,602	7/1/08
Nanoconduction		1,433,523	1,433,523	6/1/09
Nanosolar		1,451,067	1,451,067	5/1/10
NeoConix		486,875	486,875	9/1/07
Paxera Corporation		592,334	592,334	7/1/08
Triformix		883,537	883,537	8/1/07
Subtotal:	2.9%	$5,295,938	$5,295,938

Security
Assurz		$865,517	$865,517	5/1/09
BigFix		2,302,913	2,302,913	5/1/08
BorderWare		2,522,668	2,522,668	7/1/08
Counterpane Internet Security		4,004,239	4,004,239	12/1/08
Dragnet Solutions		100,574	100,574	12/1/08
Green Border Technologies		2,409,273	2,409,273	1/1/09
Lancope		2,089,138	2,089,138	10/1/08
Safend		613,847	613,847	5/1/08

Secure Elements		919,827	919,827	10/1/08
Sentinel Vision		589,171	589,171	12/1/08
SNOCAP		2,008,680	2,008,680	3/1/08
Subtotal:	10.2%	$18,425,847	$18,425,847

Semiconductors & Equipment
Aeluros		$2,707,915	$2,707,915	10/1/08
Andigilog		3,103,080	3,103,080	3/1/08
Aristos Logic		1,109,066	1,109,066	5/1/09
Crimson Microsystems		3,450,766	3,450,766	2/1/09
Cswitch		241,179	241,179	4/1/08
Discera		1,432,631	1,432,631	10/1/08
Enigma Semiconductor		2,534,679	2,534,679	6/1/08
Fyre Storm		1,314,290	1,314,290	1/1/08
InSilica		1,572,107	1,572,107	2/1/08
Integrated Materials		831,760	831,760	8/1/08
Intelleflex		1,537,217	1,537,217	11/1/08
InvenSense		2,727,407	2,727,407	6/1/09
Luxtera		1,821,888	1,821,888	3/1/09
Mistletoe Technologies		5,863,167	5,863,167	3/1/09
Molecular Imprints		2,512,401	2,512,401	1/1/08
Montalvo Systems		2,232,669	2,232,669	8/1/08
Netxen		5,111,482	5,111,482	5/1/09
Oraxion Diagnostics		579,287	1,179,287	*
Raza Microelectronics		3,998,189	3,998,189	11/1/07
Silicon Optix		5,103,191	5,103,191	4/1/09
Tak Imaging		1,351,515	1,351,515	6/1/08
Teknovus		1,410,459	1,410,459	6/1/09
Subtotal:	29.0%	$52,546,345	$53,146,345

Software
5SquareSystems		$1,652,802	$1,652,802	7/1/09
Above All Software		3,694,621	3,694,621	10/1/08
Aceva		1,756,728	1,756,728	5/1/07
Adomo		3,420,839	3,420,839	6/1/09
Agistics		251,247	251,247	4/1/09
Akimbo Systems		1,767,448	1,767,448	2/1/09
Arena Solutions		1,438,286	1,438,286	5/1/09
Athena Design Systems		1,393,835	1,393,835	9/1/08
Avamar Technologies		4,629,171	4,629,171	3/1/09
Biz360		1,123,398	1,123,398	10/1/07
BlueRoads		2,416,326	2,416,326	12/1/08
Business Engine		2,531,683	2,531,683	10/1/08
Cloudmark		3,914,749	3,914,749	1/1/09

CoWare		5,380,178	5,380,178	12/1/07
Enigma Information Retrieval Systems		2,315,026	2,315,026	11/1/08
Enkata Technologies		1,509,030	1,509,030	11/1/08
Epiance		170,934	170,934	8/1/08
FilmLoop		851,476	851,476	1/1/09
firstRain		2,946,352	2,946,352	12/1/08
KonaWare		356,402	356,402	4/1/08
MeasureLive		912,562	912,562	8/1/08
MetaCarta		1,740,379	1,740,379	4/1/08
nLayers		2,261,542	2,261,542	11/1/08
Nusym Technologies		216,018	216,018	12/1/08
Perquest		488,116	488,116	3/1/09
Pilot Software		2,315,748	2,315,748	6/1/08
Platform Solutions		3,520,888	3,520,888	3/1/08
PolyServe		3,771,294	3,771,294	1/1/09
Resolution EBS		197,642	817,642	*
Sabrix		1,461,985	1,461,985	3/1/08
SeeControl		379,560	379,560	7/1/08
Siren Systems		486,615	486,615	4/1/09
SOA Software		3,469,603	3,469,603	9/1/08
Steelwedge		1,665,293	1,665,293	11/1/08
Traiana		3,926,122	3,926,122	12/1/08
Valchemy		2,083,862	2,083,862	1/1/09
W&W Communications		589,015	589,015	12/1/08
Subtotal:	40.3%	$73,006,775	$73,626,775

Technology Services
EchoPass		$2,515,091	$2,515,091	9/1/07
Fusepoint		3,922,120	3,922,120	10/1/08
Jacent Technologies		1,808,245	1,808,245	3/1/09
Neutral Tandem		10,099,279	10,099,279	9/1/09
Subtotal:	10.1%	$18,344,735	$18,344,735

Wireless
AeroScout		$2,710,029	$2,710,029	6/1/08
Blaze Entertainment		1,581,427	1,581,427	9/1/07
Digital Bridges		9,546,844	9,546,844	12/1/08
Meru Networks		2,846,305	2,846,305	12/1/07
OOMA		1,354,816	1,354,816	11/1/08
Quickoffice		2,930,938	2,930,938	3/1/09
Siimpel Corporation		3,382,569	3,382,569	5/1/09
SmartDrive		601,215	601,215	3/1/09
TeleCIS Wireless		1,102,760	1,102,760	11/1/07
Traq Wireless		1,639,268	1,639,268	3/1/09

Wavion		2,939,000	2,939,000	3/1/09
WiSpry		586,439	586,439	1/1/09
Subtotal:	17.2%	$31,221,610	$31,221,610

Total: (Cost of $330,642,166)	181.8%	$329,422,166	$330,642,166

*As of June 30, 2006 loans with a cost basis of $1,996,929 and a fair market value of $776,929 have been classified as non-accrual.

Loans as of December 31, 2005 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final Maturity
Borrower	Net Assets	Value 12/31/05	12/31/05	Date

Biotechnology
Athersys		$5,376,741	$5,376,741	6/1/08
Miikana		1,552,202	1,552,202	10/1/07
Raven Biotechnologies		4,192,548	4,192,548	6/1/08
Serenex		2,455,392	2,455,392	8/1/08
Subtotal:	8.7%	$13,576,883	$13,576,883

Carrier Networking
Arroyo Video Solutions		$1,196,952	$1,196,952	7/1/08
Caspian Networks		868,495	868,495	11/1/08
OnSite Systems		853,841	853,841	12/1/08
OpVista		5,179,494	5,179,494	12/1/08
Skystream Networks		2,609,282	2,609,282	2/1/08
Subtotal:	6.9%	$10,708,064	$10,708,064

Computers & Storage
CloudShield		$3,603,037	$3,603,037	1/1/08
Kashya		982,186	982,186	8/1/08
Panta Systems		2,944,705	2,944,705	3/1/08
Powerfile		2,782,699	2,782,699	6/1/08
Prostor Systems		2,459,036	2,459,036	7/1/08
Sanrad		2,943,436	2,943,436	12/1/08
Sierra Logic		3,974,880	3,974,880	12/1/08
Subtotal:	12.6%	$19,689,979	$19,689,979

Enterprise Networking
Envivio		$1,635,102	$1,635,102	6/1/08

NextHop Technolgies		2,933,141	2,933,141	6/1/08
Tasman Networks		4,651,028	4,651,028	6/1/08
The Return Exchange		309,598	309,598	6/1/08
Subtotal:	6.1%	$9,528,869	$9,528,869

Internet
Cosmix		$504,498	$504,498	8/1/08
Cyclone Commerce		1,552,367	1,552,367	12/1/07
Feedster		1,115,683	1,115,683	5/1/09
Goodmail Systems		1,160,627	1,160,627	7/1/08
Ojos		253,537	253,537	10/1/08
Omni-Explorer Technologies		336,064	336,064	12/1/08
Plaxo		1,421,323	1,421,323	11/1/08
Return Path		3,450,783	3,450,783	5/1/08
Rojo Network		202,442	202,442	12/1/08
SciQuest		2,202,846	2,202,846	10/1/07
SnapJot		292,620	292,620	7/1/08
TheFaceBook		3,243,765	3,243,765	11/1/08
Subtotal:	10.1%	$15,736,555	$15,736,555

Medical Devices
Ablation Frontiers		$1,886,322	$1,886,322	8/1/08
Ample Medical		604,765	604,765	9/1/07
Aspire Medical		1,932,403	1,932,403	6/1/08
Cardio Focus		1,967,606	1,967,606	7/1/08
Cardiva Medical		1,386,022	1,386,022	11/1/07
Emergent Respiratory Products		515,103	515,103	6/1/08
EnteroMedics		3,024,749	3,024,749	12/1/08
Inogen		2,630,757	2,630,757	9/1/08
LipoScience		3,069,582	3,069,582	10/1/07
MicroMed Technology		1,424,734	1,424,734	2/1/07
SenoRx		2,075,884	2,075,884	10/1/07
Vascular Architects		2,967,542	2,967,542	*
VeinRx		1,297,901	1,297,901	9/1/07
Volcano Corporation		1,343,776	1,343,776	2/1/08
Subtotal:	16.8%	$26,127,146	$26,127,146

Other Healthcare
Mdeverywhere		$707,402	$707,402	12/1/07
MedManage Systems		1,689,203	1,689,203	1/1/08
Pharmacy TV Network		560,149	560,149	7/1/08
Skylight Systems		2,662,253	2,662,253	9/1/08
Subtotal:	3.6%	$5,619,007	$5,619,007

Other Technology
EoPlex		$574,152	$574,152	7/1/08
Nanoconduction		765,617	765,617	12/1/08
Nanosolar		906,584	906,584	10/1/09
NeoConix		670,492	670,492	9/1/07
Triformix		1,184,378	1,184,378	8/1/07
Subtotal:	2.6%	$4,101,223	$4,101,223	8/1/07

Security
BigFix		$2,793,884	$2,793,884	5/1/08
BorderWare		2,912,328	2,912,328	7/1/08
Counterpane Internet Security		5,080,387	5,080,387	12/1/08
Lancope		2,207,609	2,207,609	10/1/08
Safend		751,222	751,222	5/1/08
Secure Elements		968,284	968,284	10/1/08
Sentinel Vision		585,400	585,400	12/1/08
SNOCAP		2,739,051	2,739,051	3/1/08
Subtotal:	11.6%	$18,038,165	$18,038,165

Semiconductors & Equipment
Aeluros		$2,945,214	$2,945,214	10/1/08
Andigilog		1,864,128	1,864,128	12/1/07
Aristos Logic		363,084	363,084	9/1/08
Crimson Microsystems		1,930,437	1,930,437	11/1/08
Cswitch		315,642	315,642	4/1/08
Discera		1,825,426	1,825,426	10/1/08
Enigma Semiconductor		1,389,836	1,389,836	6/1/08
Fyre Storm		1,717,373	1,717,373	1/1/08
InSilica		1,943,579	1,943,579	2/1/08
Integrated Materials		1,057,390	1,057,390	8/1/08
InvenSense		577,472	577,472	12/1/08
Luxtera		1,361,811	1,361,811	11/1/08
Molecular Imprints		3,424,573	3,424,573	1/1/08
Montalvo Systems, Inc.		2,675,443	2,675,443	8/1/08
Oraxion Diagnostics		1,415,480	1,415,480	6/1/08
Raza Microelectronics		5,397,113	5,397,113	11/1/07
Reflectivity		2,767,633	2,767,633	12/1/08
Tak Imaging		1,631,824	1,631,824	6/1/08
Universal Network Machines		3,260,180	3,260,180	5/1/08
Subtotal:	24.3%	$37,863,638	$37,863,638

Software
Accruent		$213,044	$213,044	12/1/07
Aceva		2,489,323	2,489,323	5/1/07

Adomo		4,150,675	4,150,675	6/1/09
Akimbo Systems		1,515,300	1,515,300	12/1/08
Arena Solutions		1,709,537	1,709,537	9/1/07
Athena Design Systems		1,055,362	1,055,362	6/1/08
Avamar Technologies		4,289,955	4,289,955	1/1/09
Biz360		1,498,322	1,498,322	10/1/07
Business Engine		3,010,260	3,010,260	10/1/08
CoWare		7,050,495	7,050,495	12/1/07
Enkata Technologies		1,824,159	1,824,159	11/1/08
Epiance		1,209,993	1,209,993	8/1/08
FilmLoop		456,871	456,871	12/1/08
firstRain		2,955,000	2,955,000	12/1/08
KonaWare		442,776	442,776	4/1/08
MetaCarta		2,134,802	2,134,802	4/1/08
nlayers		2,456,980	2,456,980	11/1/08
Pilot Software		2,801,358	2,801,358	6/1/08
Platform Solutions		4,337,148	4,337,148	3/1/08
PolyServe		3,903,015	3,903,015	11/1/08
Resolution EBS		842,966	842,966	5/1/08
Sabrix		1,782,321	1,782,321	3/1/08
SeeControl		267,254	267,254	5/1/08
SOA Software		4,099,227	4,099,227	9/1/08
Steelwedge		1,917,197	1,917,197	11/1/08
Valchemy		1,188,953	1,188,953	10/1/08
Subtotal:	38.3%	$59,602,293	$59,602,293

Technology Services
EchoPass		$2,448,541	$2,448,541	9/1/07
Jacent Technologies		442,407	442,407	4/1/08
Neutral Tandem		6,806,646	6,806,646	11/1/08
Subtotal:	6.2%	$9,697,594	$9,697,594

Wireless
AeroScout		$894,701	$894,701	5/1/08
Digital Bridges		7,312,537	7,312,537	12/1/08
Ethertronics		359,067	359,067	3/1/08
IXI Mobile		1,568,754	1,568,754	4/1/07
Kayak Interactive		2,144,606	2,144,606	9/1/07
Meru Networks		3,741,643	3,741,643	12/1/07
Siimpel Corporation		1,134,746	1,134,746	5/1/09
TeleCIS Wireless		1,465,918	1,465,918	11/1/07
Traq Wireless		1,383,320	1,383,320	7/1/08
WiSpry		570,427	570,427	11/1/08
Subtotal:	13.2%	$20,575,719	$20,575,719

Total: (Cost of $250,865,135)	161.1%	$250,865,135	$250,865,135

*As of December 31, 2005 loans with a cost basis of $2,967,542 and a fair market value of $2,967,542 have been classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At June 30, 2006, the Fund had unexpired unfunded commitments to borrowers of $166.3 million.

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

4.  CAPITAL STOCK

As of June 30, 2006 and December 31, 2005, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Company through June 30, 2006 and December 31, 2005 was $187.5 million and $162.5 million, respectively, of which $180.5 million and $155.5 million, respectively, was contributed to the Fund.

The chart below shows the distributions of the Fund for the six months ended June 30, 2006 and 2005

	2006	2005
Cash distributions	$9,200,000	$-
Deemed distributions	-	22,638
Distributions of securities	2,732,096	914,000

Total distributions to shareholder	$11,932,096	$936,638

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

6.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2006 and 2005.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

Total return*	12.80%	9.58%	15.40%	7.89%

Per share amounts:
Net asset value, beginning of period	$1,795.54	$797.20	$1,557.48	$788.50
Net investment income	66.31	21.62	128.87	31.87
Net change in unrealized gain	(9.93)	(1.83)	(5.47)	(0.14)
Total income	56.38	19.79	123.40	31.73
Capital contributions	40.00	220.00	250.00	220.00
Income distributions to shareholder	(80.36)	(6.13)	(119.32)	(9.37)

Net asset value, end of period	$1,811.56	$1,030.86	$1,811.56	$1,030.86

Net assets, end of period	$181,156,372	$103,085,741	$181,156,372	$103,085,741

Ratios to average net assets:

Expenses*	9.57%	12.44%	9.55%	12.28%
Net investment income*	15.00%	10.34%	15.49%	7.84%
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

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily throughout the United States with a focus on growth oriented companies.   The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital. On May 28, 2004, the Fund completed its first closing of capital, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. The Fund elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2004. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing the Fund’s shareholder to substantially reduce or eliminate its corporate-level tax liability.

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

The portfolio investments of the Fund consist of debt financing to early and late stage venture capital backed technology companies.  The borrower’s ability to repay its loans may be adversely impacted by a number of factors, and as a result, the loan may not fully be repaid.  Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments.

Critical Accounting Policies

      We identified the most critical accounting principles upon which our financial statements depend and determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The only critical accounting policy we identified was related to the valuation of loans.

Loans are held at estimated fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of Note 2 of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.  The actual value of the loans may differ from management's estimates which would affect net income as well as net assets.

Results of Operations –For the three and six months ended June 30, 2006 and 2005

Total investment income for the three months ended June 30, 2006 and 2005 was $10.9 million and $4.8 million, respectively, of which $10.5 million and $4.6 million consisted of interest on venture loans outstanding during the period.  Total investment income for the six months ended June 30, 2006 and 2005 was $20.8 million and $8.2 million, respectively, of which $20.2 million and $7.9 million consisted of interest on venture loans outstanding during the period.   The remaining income related to interest income from short-term investment of cash as well as other income from commitment fees and warrants received for loans that will never fund.   As additional loans are funded, investment income continues to increase as does the outstanding balance of loans.  Performing loans rose from $155.1 million as of June 30, 2005 to $247.9 million as of December 31, 2005 and $328.6 million as of June 30, 2006. Additionally, average interest rates rose from 13.3% for the three and six months ended June 30, 2005 to 13.8% and 14.2% for the three and six months ended June 30, 2006.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.  Base interest rates are trending slightly higher in parallel with general interest rates.

Management fees for the three months ended June 30, 2006 and 2005, were $1.8 million and $1.6 million, respectively.    Management fees for the six months ended June 30, 2006 and 2005, were $3.3 million and $3.1 million, respectively.  Management fees were based on committed capital of the Company until the second anniversary which occurred in May, 2006, at which time they became based on assets under management.  Management fees increased as assets under management exceeded committed capital as of June 30, 2006.

Total interest expense was $2.0 million and $0.7 million for the three months ended June 30, 2006 and 2005, respectively.  Interest expense was $3.7 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively.  Interest expense increased for the period because average borrowings outstanding under the debt facility increased from $64.6 million and $50.4 million for the three and six months ended June 30, 2005 to $150.7 million and $142.4 million for the three and six months ended June 30, 2006.  Additionally, weighted average interest rates increased from 4.4% and 4.1% to 5.4% and 5.2% for that same period as interest rates in general continued to rise.

Net investment income for the three and six months ended June 30, 2006 was $6.6 million and $12.9 million, respectively.  Net investment income for the three and six months ended June 30, 2005 was $2.2 million and $3.2 million, respectively.

Total unrealized loss for the three and six months ended June 30, 2006 was $1.0 million and $0.5 million respectively.  Total unrealized loss for the three and six months ended June 30, 2005 was $0.2 million and less than $0.1 million respectively.  The unrealized loss for the three and six months ended June 30, 2006 was the result of a $1.2 million reserve taken in the second quarter of 2006 against the loans from two companies netted against gains from the Fund’s hedging activities of $0.2 million and $0.7 million, respectively.  The unrealized loss for the three and six months ended June 30, 2005 was  entirely the result of the Fund’s hedging transactions.

Net increase in net assets resulting from operations for the three and six months ended June 30, 2006 was $5.6 million and $12.3 million, respectively.  Net increase in net assets resulting from operations for the three and six months ended June 30, 2005 was $2.0 million and $3.2 million, respectively    On a per share basis, net increase in net assets resulting from operations was $56.38 and $123.40 for the three and six months ended June 30, 2006, respectively. On a per share basis, net increase in net assets resulting from operations was $19.79 and $31.73 for the three and six months ended June 30, 2005, respectively.

Liquidity and Capital Resources – June 30 2006 and December 31, 2005

Total capital contributed to the Fund was $180.5 million and $155.5 million at June 30, 2006 and December 31, 2005, respectively.  Committed capital to the Company at June 30, 2006 and December 31, 2005 was $250.0 million, of which $187.5 million and $162.5 million, respectively has been called and received.  The remaining $62.5 million in committed capital as of June 30, 2006 is due to expire in May 2009 as the five year anniversary will have passed, at which time no further capital can be called.

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

At June 30, 2006 and December 31, 2005 the Fund had interest rate swap transactions outstanding with a total notional principal amount of $160.7 million and $117.4 million.  The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value.  The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of June 30, 2006 and December 31, 2005, 3% and 8%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during the six months ended June 30, 2006. Amounts disbursed under the Fund's loan commitments totaled approximately $145.4 million during the period from December 31, 2005 through June 30, 2006. Net loan amounts outstanding after amortization and reserves increased by approximately $78.5 million for the same period. Unexpired, unfunded commitments totaled approximately $166.3 million as of June 30, 2006

As of	Amount Disbursed	Principal Reductions and Reserves	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
June 30, 2006	$452.6 million	$123.2 million	$329.4 million	$166.3 million
December 31, 2005	$307.2 million	$56.3 million	$250.9 million	$166.7 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% for the three months ended June 30, 2006. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003.  No other shares of the Fund have been sold; however the Fund received an additional $180.5 million of paid in capital during the period from May 28, 2004 through June 30, 2006 which is expected to be used to acquire venture loans and fund operations.

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.

Submission of Matters to a Vote of Security Holders

The Fund held its annual meeting on May 10, 2006.  At the meeting, the shareholders voted to ratify the selection of Deloitte & Touche LLP as independent registered public accounting firm.  The shareholders also elected Bernard J. Angelo, John F. Cogan, J. Michael Egan, John Glynn, Salvador O. Gutierrez, Michael G. McCaffery, and Ronald W. Swenson as Directors of the Fund.   One hundred percent of the Fund’s shares are owned by the Company.  The Company in turn is owned by its members (the “Company Members”).  The Company’s organizational documents require the Company’s Managing Member to vote the shares in accordance with the instructions of the Company Members.  The total percentage votes received from the Company Members was 100 percent in favor of the proposed directors and ratification of the selection of the registered public accounting firm and 0 percent against the proposed directors and ratification of the selection of the independent registered public accounting firm.  Votes for 18.12 percent and 8.12 percent of the Company’s membership interests were not voted for the proposed directors and ratification of the selection of the independent registered public accounting firm, respectively.

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

August 11, 2006

Date:

August 11, 2006

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

Date: August 11,  2006

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

Date: August 11, 2006

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

                    Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
August 11, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
August 11, 2006