Form 10-Q
period 2006-09-30
VENTURE LENDING & LEASING IV INC
filed 2006-11-13
CIK 1271808

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Outstanding as of November 8, 2006

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of September 30, 2006 and December 31, 2005

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2006 and 2005

Condensed Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2006 and 2005

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2006 and 2005

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

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING IV, INC.

 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30, 2006	December 31, 2005
ASSETS
Loans at estimated fair value
(Cost of $368,670,944 and $250,865,135)	$366,610,944	$250,865,135
Cash and cash equivalents	16,504,282	20,798,146
Other assets	5,323,760	4,405,964

Total assets	388,438,986	276,069,245

LIABILITIES
Borrowings under debt facility	184,615,512	117,415,512
Accrued management fees	2,427,744	1,562,500
Accounts payable and other accrued liabilities	2,157,290	1,342,820

Total liabilities	189,200,546	120,320,832

Net assets	$199,238,440	$155,748,413

Analysis of Net Assets:

Capital paid in on shares of capital stock	$199,525,000	$155,525,000
Tax return of capital distributions	(1,629,686)	(1,629,686)
Distributable earnings	1,343,126	1,853,099
Net assets (equivalent to $1,992.38 and $1,557.48 per share based on
100,000 shares of capital stock outstanding - See Note 4)	$199,238,440	$155,748,413

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

INVESTMENT INCOME:
Interest on loans	$11,733,036	$6,622,961	$31,962,925	$14,536,601
Interest on short-term investments
and other income	310,223	179,633	910,245	440,984
Total investment income	12,043,259	6,802,594	32,873,170	14,977,585

EXPENSES:
Management fees	2,427,744	1,562,500	5,768,857	4,687,500
Interest expense	2,423,317	973,069	6,159,553	2,008,752
Banking and legal fees	396,770	304,135	1,141,886	1,049,497
Other operating expenses	66,267	57,290	187,139	139,466
Total expenses	5,314,098	2,896,994	13,257,435	7,885,215
Net investment income	6,729,161	3,905,600	19,615,735	7,092,370

Net change in unrealized gain (loss) from investments and hedging activities	(1,798,593)	423,470	(2,345,112)	409,473
Net increase in net assets
resulting from operations	$4,930,568	$4,329,070	$17,270,623	$7,501,843
Net increase in net assets
resulting from operations per share	$49.31	$43.29	$172.71	$75.02
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS  (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Increase in net assets from operations
Net investment income	$6,729,161	$3,905,600	$19,615,735	$7,092,370
Net unrealized loss from investing
and hedging activities	(1,798,593)	423,470	(2,345,112)	409,473

Net increase in net assets resulting
from operations	4,930,568	4,329,070	17,270,623	7,501,843

Distributions of income to shareholder	(5,848,500)	(3,349,563)	(17,780,596)	(4,286,201)
Capital transactions	19,000,000	4,000,000	44,000,000	26,000,000
Total increase	18,082,068	4,979,507	43,490,027	29,215,642

Net assets
Beginning of period	181,156,372	103,085,741	155,748,413	78,849,606

End of period	$199,238,440	$108,065,248	$199,238,440	$108,065,248

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$17,270,623	$7,501,843
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gain (loss) from investment and hedging activities	2,345,112	(409,473)
Amortization of deferred costs	179,089	167,063
Net increase in other assets	(1,354,622)	(1,321,931)
Net increase in accounts payable, accrued liabilities, and accrued management fees	1,679,714	589,644
Acquisition of loans	(222,065,747)	(151,378,866)
Principal payments on loans	103,870,938	33,123,041
Acquisition of equity securities	(3,791,596)	(1,952,250)
Net cash used in operating activities	(101,866,489)	(113,680,929)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	-	(33,951)
Cash distribution to shareholder	(13,600,000)	(2,300,000)
Borrowings under debt facility	72,200,000	69,965,318
Repayment of debt facility	(5,000,000)	-
Payment of bank facility fees, costs, and other prepayments	(27,375)	(20,085)
Cash contributions from shareholder	44,000,000	26,000,000
Net cash provided by financing activities	97,572,625	93,611,282
Net decrease in cash and cash equivalents	(4,293,864)	(20,069,647)

CASH AND CASH EQUIVALENTS:
Beginning of period	20,798,146	25,031,477
End of period	$16,504,282	$4,961,830
CASH PAID DURING THE PERIOD FOR:
Interest	$5,869,507	$1,830,212
NON-CASH ACTIVITIES:
Receipt of stock as repayment of loan	$389,000	$-
Distributions of investment securities to shareholder	$4,180,596	$1,952,250

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and nine months ended September 30, 2006 are not necessarily indicative of what the results would be for a full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005.

2. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2006, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund.  As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month.  For the three and nine month period ended September 30, 2006, the weighted average interest rate on performing loans was 13.6% and 14.0%, respectively.  For the three and nine month period ended September 30, 2005, the weighted average interest rate on performing loans was 15.2% and 14.1%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

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

Loans as of September 30, 2006 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 9/30/06	Value 9/30/06	Maturity Date
Biotechnology
Athersys		$3,992,628	$3,992,628	6/1/08
Miikana		992,482	992,482	10/1/07
Raven Biotechnologies		3,085,272	3,085,272	6/1/08
Serenex		1,961,882	1,961,882	8/1/08
Subtotal:	5.0%	$10,032,264	$10,032,264

Carrier Networking
Actelis		$4,043,316	$4,043,316	12/1/08
Caspian Networks		291,613	291,613	*
Ellacoya Networks		5,412,730	5,412,730	4/1/09
OnSite Systems		651,182	651,182	12/1/08
OpVista		6,150,336	6,150,336	6/1/09
Overture Networks		1,927,500	1,927,500	10/1/09

Telsima		1,600,302	1,600,302	9/1/08
World Wide Packets		5,792,639	5,792,639	12/1/09
Subtotal:	13.0%	$25,869,618	$25,869,618

Computers & Storage
Calista Technologies		$150,743	$150,743	9/1/09
CloudShield		3,860,880	3,860,880	9/1/09
Kashya		708,451	708,451	8/1/08
Layered Media		1,959,900	1,959,900	6/1/09
OQO		4,909,789	4,909,789	4/1/09
Panta Systems		2,276,586	2,276,586	3/1/08
Powerfile		2,084,217	2,084,217	6/1/08
Prostor Systems		1,827,050	1,827,050	7/1/08
Sanrad		2,703,525	2,703,525	12/1/08
Sierra Logic		3,104,409	3,104,409	12/1/08
Voyence		2,941,815	2,941,815	6/1/09
Subtotal:	13.3%	$26,527,365	$26,527,365

Enterprise Networking
Envivio		$2,612,250	$2,612,250	5/1/09
Informative		954,669	954,669	3/1/09
NeoPath Networks		3,722,661	3,722,661	9/1/09
NextHop Technologies		2,145,600	2,145,600	6/1/08
The Return Exchange		237,124	237,124	6/1/08
Subtotal:	4.9%	$9,672,304	$9,672,304

Internet
Accelovation		$479,714	$479,714	6/1/09
Aggregate Knowledge		135,548	135,548	2/1/10
Cyclone Commerce		1,003,127	1,003,127	12/1/07
Digital Railroad		1,536,617	1,536,617	4/1/09
FaceBook		2,517,091	2,517,091	11/1/08
Feedster		1,353,165	1,353,165	11/1/09
Genius Incorporated		1,954,745	1,954,745	5/1/09
Goodmail Systems		3,141,556	3,141,556	2/1/09
Koders		308,156	308,156	7/1/09
Kosmix		1,068,376	1,068,376	9/1/08
Plaxo		1,123,683	1,123,683	11/1/08
Radar Networks		76,090	76,090	7/1/09
Return Path		2,916,476	2,916,476	8/1/09
Riya		1,625,141	1,625,141	8/1/09
SciQuest		1,385,113	1,385,113	10/1/07
Sharpcast		732,492	732,492	9/1/09
SnapJot		220,007	220,007	7/1/08

StumbleUpon		278,742	278,742	2/1/10
TravelPost.com		462,506	462,506	2/1/09
Tribe.net		595,038	1,195,038	*
Turn		2,393,477	2,393,477	3/1/09
Vast.com		313,381	313,381	12/1/08
Zinio Systems		1,625,090	1,625,090	3/1/09
Subtotal:	13.7%	$27,245,331	$27,845,331

Medical Devices
Ablation Frontiers		$1,485,452	$1,485,452	8/1/08
Ample Medical		383,400	383,400	9/1/07
Aspire Medical		1,299,905	1,299,905	6/1/08
Cardio Focus		1,408,363	1,408,363	7/1/08
Cardiva Medical		913,315	913,315	11/1/07
Emergent Respiratory Products		383,995	383,995	6/1/08
EnteroMedics		5,066,291	5,066,291	4/1/09
Evalve		5,825,336	5,825,336	4/1/09
Inogen		2,971,521	2,971,521	7/1/09
LipoScience		2,014,376	2,014,376	10/1/07
MicroMed Technology		674,939	674,939	2/1/07
Oculus Innovative Sciences		3,967,329	3,967,329	4/1/09
Scandius BioMedical		1,837,137	1,837,137	1/1/09
SenoRx		1,374,514	1,374,514	10/1/07
VeinRx		795,488	795,488	9/1/07
Volcano Corporation		909,555	909,555	2/1/08
Subtotal:	15.7%	$31,310,916	$31,310,916

Other Healthcare
Chakshu Research		1,414,112	1,414,112	8/1/09
Mdeverywhere		841,319	841,319	8/1/08
MedManage Systems		1,181,073	1,181,073	1/1/08
Pharmacy TV Network		427,933	427,933	7/1/08
Skylight Healthcare Systems		3,182,934	3,182,934	4/1/09
Subtotal:	3.5%	$7,047,371	$7,047,371

Other Technology
EoPlex		$382,361	$382,361	7/1/08
Nanoconduction		1,288,140	1,288,140	6/1/09
Nanosolar		1,453,706	1,453,706	5/1/10
NeoConix		389,694	389,694	9/1/07
Paxera		532,585	532,585	7/1/08
Triformix		725,670	725,670	8/1/07
Subtotal:	2.4%	$4,772,156	$4,772,156

Security
Apere		$685,558	$685,558	5/1/09
Assurz		849,890	849,890	5/1/09
BigFix		2,045,812	2,045,812	5/1/08
BorderWare		2,276,636	2,276,636	7/1/08
Counterpane Internet Security		3,435,659	3,435,659	12/1/08
Dragnet Solutions		251,697	251,697	4/1/09
Green Border Technologies		2,236,738	2,236,738	1/1/09
Lancope		1,901,847	1,901,847	10/1/08
Mi5		289,044	289,044	7/1/09
Safend		541,871	541,871	5/1/08
Secure Elements		839,536	839,536	10/1/08
Sentinel Vision		538,256	538,256	12/1/08
SNOCAP		6,971,775	6,971,775	8/1/09
Vericept		1,206,347	1,206,347	6/1/09
Voltage Security		6,855,625	6,855,625	6/1/09
Subtotal:	15.5%	$30,926,291	$30,926,291

Semiconductors & Equipment
Aeluros		$2,460,590	$2,460,590	10/1/08
Andigilog		3,595,711	3,595,711	12/1/08
Aristos Logic		1,020,588	1,020,588	5/1/09
Celestial Semiconductor		2,428,575	2,428,575	6/1/09
Crimson Microsystems		3,283,317	3,283,317	2/1/09
Cswitch		1,097,487	1,097,487	6/1/09
Discera		1,225,902	1,225,902	10/1/08
Enigma Semiconductor		2,237,104	2,237,104	6/1/08
InSilica		1,376,379	1,376,379	2/1/08
Integrated Materials		713,157	713,157	8/1/08
Intelleflex		1,388,567	1,388,567	11/1/08
InvenSense		2,556,369	2,556,369	6/1/09
KeyEye Communications		2,772,732	2,772,732	7/1/09
Luxtera		1,655,665	1,655,665	3/1/09
Mistletoe Technologies		5,872,560	5,872,560	3/1/09
Molecular Imprints		2,032,337	2,032,337	1/1/08
Montalvo Systems		2,001,019	2,001,019	8/1/08
Netxen		4,655,763	4,655,763	5/1/09
Oraxion Diagnostics		579,287	1,179,287	*
Raza Microelectronics		3,262,435	3,262,435	11/1/07
Silicon Optix		4,759,472	4,759,472	4/1/09
Tak Imaging		1,206,760	1,206,760	6/1/08
Teknovus		3,237,057	3,237,057	9/1/09
Subtotal:	27.8%	$55,418,833	$56,018,833

Software
5SquareSystems		$1,656,948	$1,656,948	7/1/09
Above All Software		3,349,460	3,349,460	10/1/08
Aceva		1,375,607	1,375,607	5/1/07
Adomo		3,036,950	3,036,950	6/1/09
Agistics		227,455	227,455	4/1/09
Akimbo Systems		1,610,991	1,610,991	2/1/09
Arena Solutions		2,919,344	2,919,344	9/1/09
Athena Design Systems		1,252,097	1,252,097	9/1/08
Avamar Technologies		4,242,790	4,242,790	3/1/09
Biz360		926,886	926,886	10/1/07
BlueRoads		2,452,622	2,452,622	7/1/09
Business Engine		2,225,742	2,225,742	10/1/08
Cloudmark		3,701,523	3,701,523	1/1/09
CoWare		4,502,669	4,502,669	12/1/07
Enigma Information Retrieval Systems		2,111,727	2,111,727	11/1/08
Enkata Technologies		1,343,475	1,343,475	11/1/08
Epiance		155,077	155,077	8/1/08
Everdream		2,525,192	2,525,192	8/1/09
FilmLoop		783,953	783,953	1/1/09
firstRain		2,704,876	2,704,876	12/1/08
KonaWare		310,824	310,824	4/1/08
MetaCarta		2,921,010	2,921,010	9/1/09
nLayers		2,051,775	2,051,775	11/1/08
Nusym Technologies		203,410	203,410	12/1/08
Perquest		489,047	489,047	3/1/09
Pilot Software		2,045,533	2,045,533	6/1/08
Platform Solutions		6,122,007	6,122,007	5/1/09
PolyServe		3,417,326	3,417,326	1/1/09
QLIKKIT		827,906	827,906	8/1/08
Resolution EBS		197,642	817,642	*
Sabrix		1,293,258	1,293,258	3/1/08
SeeControl		335,577	335,577	7/1/08
SOA Software		3,020,965	3,020,965	9/1/08
SoundFlavor		471,147	471,147	4/1/09
Steelwedge		1,499,007	1,499,007	11/1/08
Traiana		3,585,111	3,585,111	12/1/08
Universal Ad		372,364	372,364	3/1/09
W&W Communications		589,797	589,797	12/1/08
Subtotal:	36.6%	$72,859,090	$73,479,090

Technology Services
EchoPass		$2,550,611	$2,550,611	6/1/09
Fusepoint		3,635,467	3,635,467	10/1/08

Jacent Technologies		1,659,933	1,659,933	3/1/09
Neutral Tandem		11,725,113	11,725,113	12/1/09
OpSource		2,878,491	2,878,491	9/1/09
Subtotal:	11.3%	$22,449,615	$22,449,615

Wireless
AeroScout		$2,425,503	$2,425,503	6/1/08
Blaze Entertainment		1,128,930	1,368,930	*
Digital Bridges		8,752,286	8,752,286	12/1/08
Magnolia Broadband		3,919,596	3,919,596	7/1/09
Meru Networks		2,378,250	2,378,250	12/1/07
OOMA		1,237,092	1,237,092	11/1/08
Pontis		1,307,539	1,307,539	6/1/09
Quickoffice		2,943,397	2,943,397	3/1/09
ScanR		1,227,791	1,227,791	8/1/09
Siimpel		5,807,875	5,807,875	5/1/09
SmartDrive		912,108	912,108	6/1/09
TeleCIS Wireless		911,399	911,399	11/1/07
Traq Wireless		1,662,769	1,662,769	8/1/09
Vivotech		3,349,528	3,349,528	8/1/09
Wavion		2,942,626	2,942,626	3/1/09
WiSpry		1,573,101	1,573,101	9/1/09
Subtotal:	21.3%	$42,479,790	$42,719,790

Total (Cost of $368,670,040):	184.0%	$366,610,944	$368,670,944

*As of September 30, 2006 loans with a cost basis of $4,852,510 and a fair market value of $2,792,510 have been classified as non-accrual.

Loans as of December 31, 2005 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final Maturity
Borrower	Net Assets	Value 12/31/05	12/31/05	Date

Biotechnology
Athersys		$5,376,741	$5,376,741	6/1/08
Miikana		1,552,202	1,552,202	10/1/07
Raven Biotechnologies		4,192,548	4,192,548	6/1/08
Serenex		2,455,392	2,455,392	8/1/08
Subtotal:	8.7%	$13,576,883	$13,576,883

Carrier Networking
Arroyo Video Solutions		$1,196,952	$1,196,952	7/1/08
Caspian Networks		868,495	868,495	11/1/08
OnSite Systems		853,841	853,841	12/1/08
OpVista		5,179,494	5,179,494	12/1/08
Skystream Networks		2,609,282	2,609,282	2/1/08
Subtotal:	6.9%	$10,708,064	$10,708,064

Computers & Storage
CloudShield		$3,603,037	$3,603,037	1/1/08
Kashya		982,186	982,186	8/1/08
Panta Systems		2,944,705	2,944,705	3/1/08
Powerfile		2,782,699	2,782,699	6/1/08
Prostor Systems		2,459,036	2,459,036	7/1/08
Sanrad		2,943,436	2,943,436	12/1/08
Sierra Logic		3,974,880	3,974,880	12/1/08
Subtotal:	12.6%	$19,689,979	$19,689,979

Enterprise Networking
Envivio		$1,635,102	$1,635,102	6/1/08
NextHop Technolgies		2,933,141	2,933,141	6/1/08
Tasman Networks		4,651,028	4,651,028	6/1/08
The Return Exchange		309,598	309,598	6/1/08
Subtotal:	6.1%	$9,528,869	$9,528,869

Internet
Cosmix		$504,498	$504,498	8/1/08
Cyclone Commerce		1,552,367	1,552,367	12/1/07
Feedster		1,115,683	1,115,683	5/1/09
Goodmail Systems		1,160,627	1,160,627	7/1/08
Ojos		253,537	253,537	10/1/08

Omni-Explorer Technologies		336,064	336,064	12/1/08
Plaxo		1,421,323	1,421,323	11/1/08
Return Path		3,450,783	3,450,783	5/1/08
Rojo Network		202,442	202,442	12/1/08
SciQuest		2,202,846	2,202,846	10/1/07
SnapJot		292,620	292,620	7/1/08
TheFaceBook		3,243,765	3,243,765	11/1/08
Subtotal:	10.1%	$15,736,555	$15,736,555

Medical Devices
Ablation Frontiers		$1,886,322	$1,886,322	8/1/08
Ample Medical		604,765	604,765	9/1/07
Aspire Medical		1,932,403	1,932,403	6/1/08
Cardio Focus		1,967,606	1,967,606	7/1/08
Cardiva Medical		1,386,022	1,386,022	11/1/07
Emergent Respiratory Products		515,103	515,103	6/1/08
EnteroMedics		3,024,749	3,024,749	12/1/08
Inogen		2,630,757	2,630,757	9/1/08
LipoScience		3,069,582	3,069,582	10/1/07
MicroMed Technology		1,424,734	1,424,734	2/1/07
SenoRx		2,075,884	2,075,884	10/1/07
Vascular Architects		2,967,542	2,967,542	*
VeinRx		1,297,901	1,297,901	9/1/07
Volcano Corporation		1,343,776	1,343,776	2/1/08
Subtotal:	16.8%	$26,127,146	$26,127,146

Other Healthcare
Mdeverywhere		$707,402	$707,402	12/1/07
MedManage Systems		1,689,203	1,689,203	1/1/08
Pharmacy TV Network		560,149	560,149	7/1/08
Skylight Systems		2,662,253	2,662,253	9/1/08
Subtotal:	3.6%	$5,619,007	$5,619,007

Other Technology
EoPlex		$574,152	$574,152	7/1/08
Nanoconduction		765,617	765,617	12/1/08
Nanosolar		906,584	906,584	10/1/09
NeoConix		670,492	670,492	9/1/07
Triformix		1,184,378	1,184,378	8/1/07
Subtotal:	2.6%	$4,101,223	$4,101,223	8/1/07

Security
BigFix		$2,793,884	$2,793,884	5/1/08
BorderWare		2,912,328	2,912,328	7/1/08

Counterpane Internet Security		5,080,387	5,080,387	12/1/08
Lancope		2,207,609	2,207,609	10/1/08
Safend		751,222	751,222	5/1/08
Secure Elements		968,284	968,284	10/1/08
Sentinel Vision		585,400	585,400	12/1/08
SNOCAP		2,739,051	2,739,051	3/1/08
Subtotal:	11.6%	$18,038,165	$18,038,165

Semiconductors & Equipment
Aeluros		$2,945,214	$2,945,214	10/1/08
Andigilog		1,864,128	1,864,128	12/1/07
Aristos Logic		363,084	363,084	9/1/08
Crimson Microsystems		1,930,437	1,930,437	11/1/08
Cswitch		315,642	315,642	4/1/08
Discera		1,825,426	1,825,426	10/1/08
Enigma Semiconductor		1,389,836	1,389,836	6/1/08
Fyre Storm		1,717,373	1,717,373	1/1/08
InSilica		1,943,579	1,943,579	2/1/08
Integrated Materials		1,057,390	1,057,390	8/1/08
InvenSense		577,472	577,472	12/1/08
Luxtera		1,361,811	1,361,811	11/1/08
Molecular Imprints		3,424,573	3,424,573	1/1/08
Montalvo Systems, Inc.		2,675,443	2,675,443	8/1/08
Oraxion Diagnostics		1,415,480	1,415,480	6/1/08
Raza Microelectronics		5,397,113	5,397,113	11/1/07
Reflectivity		2,767,633	2,767,633	12/1/08
Tak Imaging		1,631,824	1,631,824	6/1/08
Universal Network Machines		3,260,180	3,260,180	5/1/08
Subtotal:	24.3%	$37,863,638	$37,863,638

Software
Accruent		$213,044	$213,044	12/1/07
Aceva		2,489,323	2,489,323	5/1/07
Adomo		4,150,675	4,150,675	6/1/09
Akimbo Systems		1,515,300	1,515,300	12/1/08
Arena Solutions		1,709,537	1,709,537	9/1/07
Athena Design Systems		1,055,362	1,055,362	6/1/08
Avamar Technologies		4,289,955	4,289,955	1/1/09
Biz360		1,498,322	1,498,322	10/1/07
Business Engine		3,010,260	3,010,260	10/1/08
CoWare		7,050,495	7,050,495	12/1/07
Enkata Technologies		1,824,159	1,824,159	11/1/08
Epiance		1,209,993	1,209,993	8/1/08
FilmLoop		456,871	456,871	12/1/08

firstRain		2,955,000	2,955,000	12/1/08
KonaWare		442,776	442,776	4/1/08
MetaCarta		2,134,802	2,134,802	4/1/08
nlayers		2,456,980	2,456,980	11/1/08
Pilot Software		2,801,358	2,801,358	6/1/08
Platform Solutions		4,337,148	4,337,148	3/1/08
PolyServe		3,903,015	3,903,015	11/1/08
Resolution EBS		842,966	842,966	5/1/08
Sabrix		1,782,321	1,782,321	3/1/08
SeeControl		267,254	267,254	5/1/08
SOA Software		4,099,227	4,099,227	9/1/08
Steelwedge		1,917,197	1,917,197	11/1/08
Valchemy		1,188,953	1,188,953	10/1/08
Subtotal:	38.3%	$59,602,293	$59,602,293

Technology Services
EchoPass		$2,448,541	$2,448,541	9/1/07
Jacent Technologies		442,407	442,407	4/1/08
Neutral Tandem		6,806,646	6,806,646	11/1/08
Subtotal:	6.2%	$9,697,594	$9,697,594

Wireless
AeroScout		$894,701	$894,701	5/1/08
Digital Bridges		7,312,537	7,312,537	12/1/08
Ethertronics		359,067	359,067	3/1/08
IXI Mobile		1,568,754	1,568,754	4/1/07
Kayak Interactive		2,144,606	2,144,606	9/1/07
Meru Networks		3,741,643	3,741,643	12/1/07
Siimpel Corporation		1,134,746	1,134,746	5/1/09
TeleCIS Wireless		1,465,918	1,465,918	11/1/07
Traq Wireless		1,383,320	1,383,320	7/1/08
WiSpry		570,427	570,427	11/1/08
Subtotal:	13.2%	$20,575,719	$20,575,719

Total: (Cost of $250,865,135)	161.1%	$250,865,135	$250,865,135

*As of December 31, 2005 loans with a cost basis of $2,967,542 and a fair market value of $2,967,542 have been classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At September 30, 2006, the Fund had unexpired unfunded commitments to borrowers of $182.9 million.

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

4.  CAPITAL STOCK

As of September 30, 2006 and December 31, 2005, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Company through September 30, 2006 and December 31, 2005 was $212.5 million and $162.5 million, respectively, of which $199.5 million and $155.5 million, respectively, was contributed to the Fund.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2006 and 2005.

	2006	2005
Cash distributions	$13,600,000	$2,300,000
Deemed distributions	-	33,951
Distributions of securities	4,180,596	1,952,250

Total distributions to shareholder	$17,780,596	$4,286,201

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

In June 2006, FASB issued Interpretation, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Fund does not expect the adoption of this interpretation to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which is effective for fiscal years beginning January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The adoption of SFAS No. 157 is not expected to have a material impact on the Fund’s financial position or results of operations

6.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2006 and 2005.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005

Total return*	10.37%	16.84%	13.99%	11.10%

Per share amounts:
Net asset value, beginning of period	$1,811.56	$1,030.86	$1,557.48	$788.50
Net investment income	67.29	39.06	196.16	70.92
Net change in unrealized gain	(17.98)	4.23	(23.45)	4.10
Total income	49.31	43.29	172.71	75.02
Capital contributions	190.00	40.00	440.00	260.00
Income distributions to shareholder	(58.49)	(33.50)	(177.81)	(42.87)

Net asset value, end of period	$1,992.38	$1,080.65	$1,992.38	$1,080.65

Net assets, end of period	$199,238,440	$108,065,248	$199,238,440	$108,065,248

Ratios to average net assets:

Expenses*	10.96%	11.11%	10.09%	11.81%
Net investment income*	13.88%	14.98%	14.92%	10.62%
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

Results of Operations –For the three and nine months ended September 30, 2006 and 2005

Total investment income for the three months ended September 30, 2006 and 2005 was $12.0 million and $6.8 million, respectively, of which $11.7 million and $6.6 million consisted of interest on venture loans outstanding during the period.  Total investment income for the nine months ended September 30, 2006 and 2005 was $32.9 million and $15.0 million, respectively, of which $32.0 million and $14.5 million consisted of interest on venture loans outstanding during the period.   The remaining income related to interest income from short-term investment of cash as well as other income from commitment fees and warrants received for loans that will never fund.   As additional loans are funded, investment income continues to increase as does the outstanding balance of loans.  Performing loans rose from $201.2 million as of September 30, 2005 to $247.9 million as of December 31, 2005 and $363.8 million as of September 30, 2006. This was partially offset by decreasing interest rates, as average interest rates declined from 15.2% and 14.1%, respectively for the three and nine months ended September 30, 2005 to 13.6% and 14.0%, respectively, for the three and nine months ended September 30, 2006.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.  General interest rates started to flatten or even decline during the period.  This combined with a very competitive environment caused the average interest rates to decline slightly for the periods reported.

Management fees for the three months ended September 30, 2006 and 2005, were $2.4 million and $1.6 million, respectively.    Management fees for the nine months ended September 30, 2006 and 2005, were $5.8 million and $4.7 million, respectively.  Management fees were based on committed capital of the Company until the second anniversary which occurred in May, 2006, at which time they became based on assets under management.  Management fees increased as assets under management exceeded committed capital as of September 30, 2006.

Total interest expense was $2.4 million and $1.0 million for the three months ended September 30, 2006 and 2005, respectively.  Interest expense was $6.2 million and $2.0 million for the nine months ended September 30, 2006 and 2005, respectively.  Interest expense increased for the period because average borrowings outstanding under the debt facility increased from $86.4 million and $62.5 million for the three and nine months ended

September 30, 2005 to $170.9 million and $152.0 million for the three and nine months ended September 30, 2006.  Additionally, weighted average interest rates increased from 4.5% and 4.3% to 5.7% and 5.4% for that same period as interest rates in general continued to rise.

Net investment income for the three and nine months ended September 30, 2006 was $6.7 million and $19.6 million, respectively.  Net investment income for the three and nine months ended September 30, 2005 was $3.9 million and $7.1 million, respectively.

Total unrealized loss for the three and nine months ended September 30, 2006 was $1.8 million and $2.3 million respectively.  Total unrealized gain for the three and nine months ended September 30, 2005 was $0.4 million.  The unrealized loss for the three and nine months ended September 30, 2006 was the result of a $0.8 million and $2.1 million reserve, respectively, taken against loans and a loss from the Fund’s hedging activities of $1.0 million and $0.3 million, respectively.  The unrealized gain for the three and nine months ended September 30, 2005 was  entirely the result of the Fund’s hedging transactions.

Net increase in net assets resulting from operations for the three and nine months ended September 30, 2006 was $4.9 million and $17.3 million, respectively.  Net increase in net assets resulting from operations for the three and nine months ended September 30, 2005 was $4.3 million and $7.5 million, respectively    On a per share basis, net increase in net assets resulting from operations was $49.31 and $172.71 for the three and nine months ended September 30, 2006, respectively. On a per share basis, net increase in net assets resulting from operations was $43.29 and $75.02 for the three and nine months ended September 30, 2005, respectively.

Liquidity and Capital Resources – September 30, 2006 and December 31, 2005

Total capital contributed to the Fund was $199.5 million and $155.5 million at September 30, 2006 and December 31, 2005, respectively.  Committed capital to the Company at September 30, 2006 and December 31, 2005 was $250.0 million, of which $212.5 million and $162.5 million, respectively has been called and received.  The remaining $37.5 million in committed capital as of September 30, 2006 is due to expire in May 2009 as the five year anniversary will have passed, at which time no further capital can be called.

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

At September 30, 2006 and December 31, 2005 the Fund had interest rate swap transactions outstanding with a total notional principal amount of $182.2 million and $117.4 million.  The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value.  The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of September 30, 2006 and December 31, 2005, 4% and 8%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during the nine months ended September 30, 2006. Amounts disbursed under the Fund's loan commitments totaled approximately $222.1 million during the period from January 1, 2006 through September 30, 2006. Net loan amounts outstanding after amortization and reserves increased by approximately $115.7 million for the same period. Unexpired, unfunded commitments totaled approximately $182.9 million as of September 30, 2006.

As of	Amount Disbursed	Principal Reductions and Reserves	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
September 30, 2006	$529.3 million	$162.7 million	$366.6 million	$182.9 million
December 31, 2005	$307.2 million	$56.3 million	$250.9 million	$166.7 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% for the three months ended September 30, 2006. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003.  No other shares of the Fund have been sold; however the Fund received an additional $199.5 million of paid in capital during the period from May 28, 2004 through September 30, 2006 which is expected to be used to acquire venture loans and fund operations.

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

November 10, 2006

Date:

November 10, 2006

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

Date: November 10,  2006

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

Date: November 10, 2006

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

                    Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
November 10, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
November 10, 2006