Form 10-K
period 2006-12-31
VENTURE LENDING & LEASING IV INC
filed 2007-03-09
CIK 1271808

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 23, 2007 was 100,000.

Documents Incorporated by Reference

Document Description

10-K Part

Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting

of Shareholders to be held May 9, 2007

III

PART I

ITEM 1.

BUSINESS.

Introduction.

Venture Lending & Leasing IV, Inc. (the “Fund”) was incorporated in Maryland on October 31, 2003, as a non-diversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940 (“1940 Act”). The Fund is a wholly owned subsidiary of Venture Lending & Leasing IV, LLC, a Delaware limited liability company (the “Company”). The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, in the form of secured loans.  Additionally the Fund may provide debt financing to public and late-stage private companies. Prior to commencing its operations on May 28, 2004, the Fund had no operations other than the sale of 100,000 shares to the Company for $25,000. As of December 31, 2006, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.

The Fund’s shares of Common Stock, $.001 par value (“Shares”) are held entirely by the Company.  As capital is required to finance the acquisition of loans, additional capital is provided by the Company.

Investment Program.

General.  As a BDC, the Corporation is required to invest in eligible portfolio companies and (with certain exceptions) make available to them significant managerial assistance. Generally, an eligible portfolio company is a U.S. company (i.e., is organized and has its principal place of business in the U.S.) that is not an investment company (or excepted from the definition of investment company pursuant to Section 3(c) of the 1940 Act) that meets one of the following tests: (1) it has not issued a class of margin securities that is eligible for margin loans; (2) does not have any class of securities listed on a national securities exchange; (3) it is a very small and solvent company ($4 million or less in total assets and capital and surplus of not less than $2 million); or (4) it is controlled by a BDC or group of companies including a BDC and the BDC exercises a controlling influence over the portfolio company and has an affiliated person who is a director of the portfolio company.

BDCs cannot acquire any assets other than those described in subparagraphs (1) through (8) below (“Qualifying Assets”) unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent 70% of the value of the BDC’s total assets (the “70% basket”). Below is a general summary of Qualifying Assets:

1. Securities issued in transactions not involving a public offering from issuers which are “eligible portfolio companies” (including affiliated persons or persons that have been affiliated persons within the preceding 13 months) or from any other person, subject to such rules and regulations as the Commission may prescribe;

2. Securities purchased in transactions not involving any public offering from an issuer, or from any person who is an officer or employee of the issuer, if the issuer is a U.S. company that is not an investment company, but the issuer is not an eligible portfolio company because it has issued a class of margin securities that is eligible for margin loans, and at the time of purchase the BDC owns at least 50% of (i) the greatest number of equity securities (on a fully diluted basis) of the issuer and (ii) the greatest amount of such issuer's debt securities held by the BDC at any point in time during the period when such issuer was an eligible portfolio company, and, (iii) the BDC is one of the 20 largest holders of the issuer's outstanding voting securities.

3. Securities of any eligible portfolio company that is controlled by the BDC (either alone or as part of a group acting together) and the BDC exercises a controlling influence over the management or policies, and has an affiliated person who is a director of, the eligible portfolio company;

4. Securities issued in transactions not involving a public offering from U.S. non-investment company issuers subject to bankruptcy, reorganization, insolvency or similar proceeding or otherwise unable to meet their obligations without assistance (purchase may be made from affiliated persons or persons that have been affiliated persons within the preceding 13 months or in limited circumstances other persons);

5. Securities of an eligible portfolio company purchased from any person in transactions not involving a public offering when no public market for the securities exists and the BDC owned at least 60% of the outstanding equity (on a fully diluted basis) of the issuer immediately prior to the purchase;

6. Securities received in exchange for or distributed with respect to the foregoing securities (including securities obtained pursuant to the exercise of options, warrants or rights relating to such securities);

7. Cash, cash items, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment; or

8. Office furniture and equipment, interests in real estate, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to the BDC’s operations.

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

Diversification Standards.  The Fund is classified as a "non-diversified" closed-end investment company under the 1940 Act.  However, the Fund seeks to qualify as a RIC, and therefore must meet diversification standards under the Internal Revenue Code.

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

Regulation.  As a BDC, the Corporation is required to invest in eligible portfolio companies and (with certain exceptions) make available to them significant managerial assistance. Generally, an eligible portfolio company is a U.S. company (i.e., is organized and has its principal place of business in the U.S.) that is not an investment company (or excepted from the definition of investment company pursuant to Section 3(c) of the 1940 Act) that meets one of the following tests: (1) it has not issued a class of margin securities that is eligible for margin loans; (2) does not have any class of securities listed on a national securities exchange; (3) it is a very small and solvent company ($4 million or less in total assets and capital and surplus of not less than $2 million); or (4) it is controlled by a BDC or group of companies including a BDC and the BDC exercises a controlling influence over the portfolio company and has an affiliated person who is a director of the portfolio company.

BDCs cannot acquire any assets other than those described in subparagraphs (1) through (8) below (“Qualifying Assets”) unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent 70% of the value of the BDC’s total assets (the “70% basket”). Below is a general summary of Qualifying Assets:

1. Securities issued in transactions not involving a public offering from issuers which are “eligible portfolio companies” (including affiliated persons or persons that have been affiliated persons within the preceding 13 months) or from any other person, subject to such rules and regulations as the Commission may prescribe;

2. Securities purchased in transactions not involving any public offering from an issuer, or from any person who is an officer or employee of the issuer, if the issuer is a U.S. company that is not an investment company, but the issuer is not an eligible portfolio company because it has issued a class of margin securities that is eligible for margin loans, and at the time of purchase the BDC owns at least 50% of (i) the greatest number of equity securities (on a fully diluted basis) of the issuer and (ii) the greatest amount of such issuer's debt securities held by the BDC at any point in time during the period when such issuer was an eligible portfolio company, and, (iii) the BDC is one of the 20 largest holders of the issuer's outstanding voting securities.

3. Securities of any eligible portfolio company that is controlled by the BDC (either alone or as part of a group acting together) and the BDC exercises a controlling influence over the management or policies, and has an affiliated person who is a director of, the eligible portfolio company;

4. Securities issued in transactions not involving a public offering from U.S. non-investment company issuers subject to bankruptcy, reorganization, insolvency or similar proceeding or otherwise unable to meet their obligations without assistance (purchase may be made from affiliated persons or persons that have been affiliated persons within the preceding 13 months or in limited circumstances other persons);

5. Securities of an eligible portfolio company purchased from any person in transactions not involving a public offering when no public market for the securities exists and the BDC owned at least 60% of the outstanding equity (on a fully diluted basis) of the issuer immediately prior to the purchase;

6. Securities received in exchange for or distributed with respect to the foregoing securities (including securities obtained pursuant to the exercise of options, warrants or rights relating to such securities);

7. Cash, cash items, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment; or

8.  Office furniture and equipment, interests in real estate, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to the BDC’s operations.

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

Remedies Upon Default. In the event of a default on a loan, the available remedies to the Fund include legal action against the borrower and foreclosure or repossession of collateral given by the borrower, including the equipment or other assets being financed. The Fund can experience significant delays in exercising its rights as a secured lender and may incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment. Furthermore, the requirements under the laws of the various jurisdictions for creating and perfecting security interests in the varied types of collateral securing a loan are technical and complex, and even minor deviations from the required procedures could impair the Fund's security interest in the underlying assets. On occasion, the Fund makes loans to a borrower that has one or more other secured lenders. In such circumstances, the Fund may share its collateral with the other lender(s) and enter into inter-creditor agreements which could limit the Fund's flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral. The Fund generally requires that it have a first priority security interest in any equipment of borrower financed with the proceeds of the Fund's loans, although that security interest may extend to the borrower's other assets in which another lender might have a senior or parity security interest.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Fund’s security holders during the last quarter of the year ended December 31, 2006.

PART II.

ITEM 5.

MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Fund’s Common Stock is not listed on any securities exchange, and all holders of the Fund’s Common Stock are subject to agreements significantly restricting the transferability of their shares.

The number of holders of record of the Fund’s Common Stock at February 23, 2007 was 1.

The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.    As of December 31, 2006, the Fund had distributed $34.72 million to its shareholder, of which $23.78 million was in cash.

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

	For the Year Ended	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003*
Statement of Operations Data:
Investment income:
Interest on loans	$45,927,371	$21,875,022	$2,212,645	$0
Interest on short - term investments and other income	1,323,733	1,438,967	284,845	-
Total investment income	47,251,104	23,313,989	2,497,490	-

Expenses:
Management fee to managers	8,564,934	6,250,000	3,707,192	-
Interest expense	8,756,294	3,384,093	133,752	-
Banking and legal fees	1,485,884	1,504,866	493,568	-
Organizational costs	-	-	109,153	-
Other operating expenses	255,969	178,274	119,768	-
Total expenses	19,063,081	11,317,233	4,563,433	-
Net investment income (loss)	28,188,023	11,996,756	(2,065,943)	-
Change in unrealized gain from investments and hedging activities	(3,469,135)	562,213	20,235	-
Net realized loss from investment transactions	(889,714)	-	-	-
Net increase (decrease) in net assets resulting from operations	$23,829,174	$12,558,969	($2,045,708)	$0

AMOUNTS PER COMMON SHARE:
Net increase (decrease) in net assets resulting from operations	$238.29	$125.59	($20.46)	$0.00
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000

	As of	As of	As of	As of
	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
Balance Sheet Data:
Loans	$420,328,200	$250,865,135	$85,358,153	$-
Net assets	$238,148,475	$155,748,413	$78,849,606	$25,000
Bank loans	$204,615,512	$117,415,512	$31,450,194	$-

*From date of formation, October 31, 2003 through December 31, 2003

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies throughout the United States with a focus on growth oriented companies. The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by our portfolio companies to finance acquisitions of fixed assets and working capital. On May 28, 2004, the Fund completed its first closing of capital, made its first investment, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. The Fund elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2004. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to our shareholder as dividends, allowing the Fund to substantially reduce or eliminate its corporate-level tax liability.

The Fund's investment objective is to achieve a high total return. The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.   Historically, the Fund's investing activities have focused primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  The Fund generally distributes these warrants to its shareholder upon receipt.  The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets.

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

CRITICAL ACCOUNTING POLICIES

The Manager has identified the most critical accounting estimates upon which the financial statements depend.  The Manager has determined the critical accounting estimates by considering accounting policies that involve the most complex or subjective decisions or assessments.  The only critical accounting policy is related to the valuation of loans.

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

Results of Operations – For the years ended December 31, 2006, 2005 and  2004

Total investment income for the years ended December 31, 2006, 2005 and 2004 was $47.3 million $23.3 million and $2.5 million, respectively, of which $45.9 million, $21.9 million and $2.2 million, respectively, consisted of interest on venture loans outstanding.  Remaining income consisted of interest and dividends on the temporary investment of cash, pending investment in venture loans or application to the Fund’s expenses and income from the forfeiture of deposits from prospective borrowers as well as income from securities received from borrowers with commitments that expired unfunded.  The increase in the investment income is primarily a result of the increased loan base on which interest is charged.  Performing loans increased from $0 in May 2004 to $85.4 million as of December 31, 2004, $247.9 million as of December 31, 2005 and to $418.9 million as of December 31, 2006.  Additionally, the Fund operated for twelve months in 2005 and 2006 as opposed to a little over seven months in 2004.  Finally, the average interest rate on loans also increased from 13.8% for the year ended December 31, 2005 to 14.2% for the year ended December 31, 2006.

Expenses for the years ended December 31, 2006, 2005 and 2004 were $19.1 million, $11.3 million and $4.6 million, respectively.  Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets.  Management fees for the Fund were $8.6 million, $6.3 million and $3.7 million, for the years ended December 31, 2006, 2005 and 2004 respectively.  The increase in management fees from 2004 to 2005 was because the Fund was only active for a little over 7 months in 2004, but was active for the full year in 2005.  The increase in management fees from 2005 to 2006 is due to the fact that commencing May 28, 2006 (the two year anniversary of the Fund), management fees became based on assets under management as opposed to committed capital.  Assets under management were higher than committed capital for the period from May 28, 2006 to December 31, 2006.  Interest expense was $8.8 million, $3.4 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.  The Fund only borrowed for two months in 2004 as opposed to the full year for 2005 and 2006.  Borrowings under the debt facility increased from $0 in October 2004 to $117.4 million as of December 31, 2005 and $204.6 million as of December 31, 2006.  Additionally, interest rates increased from 4.6% for the year ended December 31, 2005  to 5.5% for the year ended December 31, 2006.   Legal and bank related fees were $1.5 million, $1.5 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004 respectively.  The reason for the increased costs from 2004 to 2005 is due to the increased activity as the Fund reached critical mass.  Additionally, 2004 was not a full year of operations.  Organizational costs were $0, $0 and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.  These costs related to forming the organization.  Other operating expenses were $0.3 million, $0.2 million and $0.1 million, respectively, for the years ended December 31, 2006, 2005 and 2004.  These fees included director fees, audit and tax fees, and other expenses related to the operation of the Fund.  The other expenses increased because of the increased activity in 2005 and 2006.

Net increase (decrease) in unrealized gain from loans and hedging activities was $(3.5) million, $562 thousand and $20 thousand, respectively, for the years ended December 31, 2006, 2005 and 2004.  The unrealized gain for 2004 and 2005 is composed entirely from the increase in value of the interest rate swap transaction held by the Fund.  The unrealized loss for 2006 is composed of $3.22 million in loan reserves and a $249 thousand decrease in the value of the interest rate swap transaction.

Net increase (decrease) in net assets resulting from operations for the years ended December 31, 2006, 2005 and 2004 was $23.8 million, $12.6 million and ($2.0) million, respectively.  On a per share basis, for the years ended December 31, 2006, 2005 and 2004 there was a net increase (decrease) in net assets resulting from operations of  $238.29, $125.59 and ($20.46), respectively.

Prior to commencing its operations on May 28, 2004, the Fund had no operations other than the sale of 100,000 shares to the Company for $25,000.

Liquidity and Capital Resources -- December 31, 2005 and 2004

The Fund is owned entirely by the Company.   The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances.  As of December 31, 2006 and 2005 the Company had received subscriptions for capital in the amount of $250.0 million, of which $250.0 and $162.5 million, respectively had been called and received.  As of December 31, 2006 and 2005, $0 and $87.5 million, respectively, remains uncalled.

The Fund had in place a $230.0 million and $200.0 million securitization debt facility as of December 31, 2006 and 2005 respectively, under which the Fund was eligible to borrow up to $230.0 million and $200.0 million, respectively.  As of December 31, 2006 and 2005, $204.6 million and $117.4 million were outstanding under this facility.

The required aggregate debt payments are as follows as of December 31, 2006:

Year	Principal Payments
Less than One Year	$94,028,408
One to Three Years	$110,532,781
Three to Five Years	$54,323
More than Five Years	-

Total	$204,615,512

The Fund entered into swap transactions to hedge its interest rate on the securitization debt facility with a total notional principal of $160.9 million and $117.4 million as of December 31, 2006 and 2005, respectively.  In January 2007, the Fund increased the notional principal of the swap transaction to $201.5 million.  The fair value of the swap at December 31, 2006 and 2005 was $333.3 thousand and $582.4 thousand, respectively.  The effect of the interest rate swap transactions is to convert a variable rate obligation into a fixed rate on the contract notional value.

As of December 31, 2006 and 2005, 5% and 8%, respectively of the Fund’s assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans during 2006.  Amounts disbursed under the Fund’s loan commitments was $328.7 million for the year ended December 31, 2006. Net loan amounts outstanding after amortization was approximately $420.3 million as of December 31, 2006. Unexpired unfunded commitments as of December 31, 2006 were $121.7 million.

Year Ended	Amount Disbursed	Principal Amortization	Balance Outstanding	Unexpired Unfunded Commitments
December 31, 2006	$635.9 million	$215.6 million	$420.3 million	$121.7 million
December 31, 2005	$307.2 million	$56.3 million	$250.9 million	$166.7 million

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

 The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by approximately 1.8% for the year ended December 31, 2006.  Subsequent to year end, the Fund increased its swap position to more closely hedge its interest rate risk.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results

This information has been derived from un-audited financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future year.

December 31, 2006 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Investment Income:
Interest on loans	$9,693,624	$10,536,265	$11,733,036	$13,964,446
Interest on short –term investments	274,634	325,388	310,223	413,488
Total investment income	9,968,258	10,861,653	12,043,259	14,377,934

Expenses:
Management fees	1,562,500	1,778,613	2,427,744	2,796,077
Interest expense	1,698,617	2,037,619	2,423,317	2,596,741
Banking and legal fees	384,895	360,222	396,770	343,997
Other operating expenses	66,525	54,346	66,267	68,831
Total expenses	3,712,537	4,230,800	5,314,098	5,805,646
Net investment income	6,255,721	6,630,853	6,729,161	8,572,288
Net change in unrealized gain (loss) from investments
and hedging activities	445,926	(992,445)	(1,798,593)	(1,124,023)
Net realized loss from investment transactions	-	-	-	(889,714)
Net increase in net assets resulting from operations	$6,701,647	$5,638,408	$4,930,568	$6,558,551
Amount per common share:
Net increase in net assets resulting from operations	$67.02	$56.38	$49.31	$65.58
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2005 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Investment Income:
Interest on loans	$3,347,862	$4,565,778	$6,622,961	$7,338,421
Interest on short –term investments	64,915	196,436	179,633	997,983
Total investment income	3,412,777	4,762,214	6,802,594	8,336,404
Expenses:
Management fees	1,562,500	1,562,500	1,562,500	1,562,500
Interest expense	330,993	704,690	973,069	1,375,341
Banking and legal fees	446,238	299,124	304,135	455,369
Other operating expenses	48,492	33,684	57,290	38,808
Total expenses	2,388,223	2,599,998	2,896,994	3,432,018
Net investment income	1,024,554	2,162,216	3,905,600	4,904,386
Net change in unrealized gain (loss) from investments and hedging activities	168,944	(182,941)	423,470	152,740
Net realized loss from investment transactions	-	-	-	-
Net increase in net assets resulting from operations	$1,193,498	$1,979,275	$4,329,070	$5,057,126
Amount per common share:
Net increase in net assets resulting from operations	$11.93	$19.79	$43.29	$50.57
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2004 (Unaudited)

	Quarterly Information for theThree Months Ended
	June 30, 2004*	September 30, 2004	December 31, 2004
Investment income:
Interest on loans	$62,168	$503,153	$1,647,324
Interest on short –term investments	-	24,528	260,317
Total investment income	62,168	527,681	1,907,641
Expenses:
Management fees	582,192	1,562,500	1,562,500
Interest expense	-	-	133,752
Banking and legal fees	44,807	72,778	375,983
Other operating expenses	134,172	48,506	46,243
Total expenses	761,171	1,683,784	2,118,478
Net investment loss	(699,003)	(1,156,103)	(210,837)
Net change in unrealized gain from hedging activities	-	-	20,235
Net realized loss from investment transactions	-	-	-
Net decrease in net assets resulting from operations	$(699,003)	$(1,156,103)	$(190,602)
Amount per common share:
Net decrease in net assets resulting from operations	$(6.99)	$(11.56)	$(1.91)
Weighted average shares outstanding	100,000	100,000	100,000

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

Changes in Internal Controls

        There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended December 31, 2006.

ITEM 9.B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund’s Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, Director and Chief Executive Officer	62	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994.
Salvador O. Gutierrez, Director and President	63	President, Chief Financial Officer and Director, and other positions for Westech Investment Advisors since 1994.
Brian R. Best, Vice President and Secretary	41	Vice President, Secretary and other positions for Westech Investment Advisors since 1997
Jay L. Cohan, Vice President	42	Vice President and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	55	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005. VP and Corporate Treasurer, PeopleSoft, Inc 2004-2005. Assistant Treasurer, CNF Inc. 1998-2004.
Maurice C. Werdegar, Vice President David R. Wanek, Vice President	42 34

Vice President and other positions for Westech Investment Advisors since 2001, Venture Partner, Outlook Ventures 2000 – 2001; CIO and Fund Manager, MetaMarkets.com 2000

Vice President and other positions for Westech Investment Advisors since 2001

The information required by this item concerning the directors of the Fund and Section 16(a) compliance is contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 9, 2007 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Seven Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Fund’s Proxy Statement under the captions: “Other Information – Independent Registered Public Accounting Firm.”

PART IV.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

1.

Index to Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Statements of Assets and Liabilities as of December 31, 2006 and 2005

Statements of Operations for the Years ended December 31, 2006, 2005 and 2004

Statements of Changes in Net Assets for the Years ended December 31, 2006, 2005 and 2004

Statements of Cash Flows for the Years ended December 31, 2006, 2005 and 2004

Notes to Financial Statements

Financial Statement Schedules for the Years Ended December 31, 2006, 2005, and 2004 included in Item 15(a):

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

31.1 – 32.2

Certifications pursuant to The Sarbanes-Oxley Act of 2002

Note:  The from of the Fund’s Intercreditor Agreement was attached to the Fund’s Registration Statement on Form 10 for information purposes and is not being incorporated by reference herein since it is entered into in the ordinary course of the Fund’s business.

(b)

Reports on Form 8-K

On December 12, 2006 the Fund filed a report on Form 8-K with the Commission to disclose the increase of a debt facility for the Fund.  This was the only report on Form 8-K that was filed by the Fund during the fiscal quarter ended December 31, 2006.

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

Date:   February 27, 2007

Date:     February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

TITLE

DATE

By:

/S/Bernard J. Angelo

Director

February 27, 2007

Bernard J. Angelo

By:

/S/John F. Cogan

Director

February 27, 2007

John F. Cogan

By:

/S/J. Michael Egan

Director

February 27, 2007

J. Michael Egan

By:

/S/Salvador O. Gutierrez

President & Director

February 27, 2007

Salvador O. Gutierrez

By:

/S/Louis W. Moelchert

Director

February 27, 2007

Louis W. Moelchert

By:

/S/Arthur Spinner

Director

February 27, 2007

Arthur Spinner

By:

/S/Ronald W. Swenson

CEO & Director

February 27, 2007

Ronald W. Swenson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Venture Lending & Leasing IV, Inc.

San Jose, California:

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing IV, Inc. (the “Fund”) as of December 31, 2006 and 2005, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Fund's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our procedures included confirmation of loans as of December 31, 2006, by corresponding with the borrowers or by other appropriate auditing procedures where replies from borrowers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Venture Lending & Leasing IV, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/S/Deloitte & Touche LLP

San Francisco, California

February 23, 2007

VENTURE LENDING & LEASING IV, INC.

Statements of Assets and Liabilities

As of December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
ASSETS
Loans at estimated fair value
(Cost of $423,548,200 and $250,865,135)	$420,328,200	$250,865,135
Cash and cash equivalents	20,536,280	20,798,146
Other assets	6,507,899	4,405,964

Total assets	447,372,379	276,069,245

LIABILITIES
Borrowings under debt facility	204,615,512	117,415,512
Accrued management fees	2,796,077	1,562,500
Accounts payable and other accrued liabilities	1,812,315	1,342,820

Total liabilities	209,223,904	120,320,832

Net assets	$238,148,475	$155,748,413

Analysis of Net Assets:

Capital paid in on shares of capital stock	$238,525,000	$155,525,000
Tax return of capital distributions	(1,629,686)	(1,629,686)
Distributable earnings	1,253,161	1,853,099
Net assets (equivalent to $2,381.48 and $1,557.48 per share based on
100,000 shares of capital stock outstanding - See Note 7)	$238,148,475	$155,748,413

See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.

Statements of Operations

For the Years Ended December 31, 2006, 2005 and 2004

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004

INVESTMENT INCOME:
Interest on loans	$45,927,371	$21,875,022	$2,212,645
Interest on short-term investments
and other income	1,323,733	1,438,967	284,845
Total investment income	47,251,104	23,313,989	2,497,490

EXPENSES:
Management fees	8,564,934	6,250,000	3,707,192
Interest expense	8,756,294	3,384,093	133,752
Banking and legal fees	1,485,884	1,504,866	493,568
Organizational costs	-	-	109,153
Other operating expenses	255,969	178,274	119,768
Total expenses	19,063,081	11,317,233	4,563,433
Net investment income (loss)	28,188,023	11,996,756	(2,065,943)

Change in unrealized gain from investments and hedging activities	(3,469,135)	562,213	20,235
Net realized loss from investment transactions	(889,714)	-	-
Net increase (decrease) in net assets
resulting from operations	$23,829,174	$12,558,969	$(2,045,708)
Net increase (decrease) in net assets
resulting from operations per share	$238.29	$125.59	$(20.46)
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.

Statement of Changes in Net Assets

For the Years Ended December 31, 2006, 2005 and 2004

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004

Increase (decrease) in net assets from operations
Net investment income (loss)	$28,188,023	$11,996,756	$(2,065,943)
Unrealized gain (loss) from investments
and hedging activities	(3,469,135)	562,213	20,235
Net realized loss from investment
transactions	(889,714)	-	-

Net increase (decrease) in net assets resulting
from operations	23,829,174	12,558,969	(2,045,708)

Distributions of income to shareholder	(24,429,112)	(8,660,162)
Tax return of capital to shareholder	-	-	(1,629,686)
Capital share transactions	83,000,000	73,000,000	82,500,000
Total increase	82,400,062	76,898,807	78,824,606

Net assets
Beginning of year	155,748,413	78,849,606	25,000

End of year	$238,148,475	$155,748,413	$78,849,606	`

See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.

Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

	For the Year Ended December 31, 2006		For the Year Ended December 31, 2005		For the Year Ended December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$23,829,174		$12,558,969		$(2,045,708)
Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
Net realized loss on loans	889,714		-		-
Net change in unrealized gain (loss) from investments and hedging activities	3,469,135		(562,213)		(20,235)
Amortization of deferred costs	238,943		223,835		55,188
Net increase in other assets	(2,562,638)		(1,887,646)		(783,508)
Net increase in accounts payable, accrued liabilities, and accrued management fees	1,703,072		705,635		2,199,685
Acquisition of loans	(328,716,957)		(215,673,565)		(91,532,425)
Principal payments on loans	154,755,178		50,166,583		6,174,272
Acquisition of equity securities	(5,160,112)		(3,716,232)		(1,466,250)
Net cash used in operating activities	(151,554,491)	-	(158,184,634)	-	(87,418,981)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	-		(43,930)		(163,436)
Cash distribution to shareholder	(18,880,000)		(4,900,000)		-
Borrowings under debt facility	112,200,000		85,965,318		31,450,194
Repayments of debt facility	(25,000,000)		-		-
Payment of bank facility fees, costs, and other prepayments	(27,375)		(70,085)		(1,361,300)
Cash contributions from shareholder	83,000,000		73,000,000		82,500,000
Net cash provided by financing activities	151,292,625		153,951,303		112,425,458
Net increase (decrease) in cash and cash equivalents	(261,866)		(4,233,331)		25,006,477

CASH AND CASH EQUIVALENTS:
Beginning of year	20,798,146		25,031,477		25,000
End of year	$20,536,280		$20,798,146		$25,031,477
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$8,381,759		$3,092,601		$81,506
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$5,549,112		$3,716,232		$1,466,250
Conversion of loan to securities	$389,000		$-		$-

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds, and demand deposits in banks with maturities of 90 days or less.

Valuation of Loans

Venture loans are privately negotiated transactions, and there is no established trading market in which such loans can be sold. Investments in loans are valued at their original cost less amortization of principal unless, pursuant to procedures established by the Fund’s Board of Directors, Westech Investment Advisors, Inc., (the Fund’s “Manager” or “Management), determines that amortized cost does not represent fair value, in which case loans will be adjusted to their fair value as determined by the Manager.  Interest income on loans is recognized using the effective interest method.

Valuation Procedures

1) The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of the Manager, in accordance with this Policy.

2) The Fund’s loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund’s shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management will submit to the Board of Directors (“Board”) a “Valuation Report,” which details the rationale for the valuation of investments.

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

2)  Money market funds and debt instruments held as Cash and Cash Equivalents are valued at their most recently posted net asset value, if available, or at amortized cost, provided such amount is not materially different from quoted price.

3) Debt securities held as Short-term Investments are valued based on current bid quotations of recognized dealers or, when market quotations are not readily available, based on appraisals received from a pricing service using a computerized matrix system, or based upon appraisals derived from information concerning the securities or similar securities received from recognized dealers in the securities.  Notwithstanding the foregoing, debt securities with remaining maturities of ninety (90) days or fewer generally are valued by amortizing the difference between their last available fair value and their par value, provided such amount is not materially different from quoted price.

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to the Company at the assigned value.

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

As of December 31, 2006 and 2005, loans with a cost basis of $4.6 million and $3.0 million and a fair value of $1.4 million and $3.0 million, respectively, have been classified as nonaccrual.

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

Interest Rate Swap

The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. For investment companies such as the Fund, SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings.

The Fund enters into interest rate swap transactions to hedge its interest rate on its borrowings under the debt facility. The net interest received or paid on the transactions is included in interest expense. The fair value of the interest rate swap is recorded in other assets or other liabilities and the change in the fair value is recorded as a change in unrealized gain (loss) from investments and hedging activities.

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

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Fund is still evaluating the potential impact of FIN 48 on its financial statements.

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The adoption of SFAS No. 157 is not expected to have a material impact on the Fund’s financial position or results of operations.

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

3.

 SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of December 31, 2006, the Fund's investments in loans are to companies primarily based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets (shareholder's equity) that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund.  As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month.  For the years ended December 31, 2006 and 2005, the weighted average interest rate on performing loans was 14.2% and 13.8%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of December 31, 2006 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/06	Value 12/31/06	Maturity Date

Biotechnology
Athersys		$3,498,996	$3,498,996	6/1/08
Miikana		792,412	792,412	10/1/07
ProMetic		9,775,000	9,775,000	8/1/09
Raven Biotechnologies		2,689,518	2,689,518	6/1/08
Serenex		1,746,641	1,746,641	8/1/08
Subtotal:	7.8%	$18,502,567	$18,502,567

Carrier Networking
Actelis		$3,657,767	$3,657,767	12/1/08
Ellacoya Networks		6,279,468	6,279,468	6/1/09
Kasenna		1,933,000	1,933,000	9/1/09
OnSite Systems		577,141	577,141	12/1/08
OpVista		5,480,460	5,480,460	6/1/09
Overture Networks		1,933,021	1,933,021	10/1/09
Telsima		1,423,766	1,423,766	9/1/08
World Wide Packets		5,807,764	5,807,764	12/1/09
Subtotal:	11.4%	$27,092,387	$27,092,387

Computers & Storage
Calista Technologies		$311,368	$311,368	12/1/09
CloudShield		3,194,972	3,194,972	9/1/09
Kashya		610,539	610,539	8/1/08
Layered Media		1,962,279	1,962,279	6/1/09
OQO		4,640,677	4,640,677	4/1/09
Panta Systems		1,924,980	1,924,980	3/1/08
Powerfile		1,824,100	1,824,100	6/1/08
Prostor Systems		1,604,068	1,604,068	7/1/08

Sanrad		2,451,314	2,451,314	12/1/08
Sepaton		4,865,346	4,865,346	10/1/09
Voyence		2,945,227	2,945,227	6/1/09
Subtotal:	11.1%	$26,334,870	$26,334,870

Enterprise Networking
BlueSocket		$1,870,775	$1,870,775	12/1/09
Envivio		2,890,784	2,890,784	7/1/09
Informative		1,373,424	1,373,424	7/1/09
NeoPath Networks		3,831,885	3,831,885	11/1/09
NextHop Technologies		1,866,563	1,866,563	6/1/08
The Return Exchange		211,090	211,090	6/1/08
Subtotal:	5.1%	$12,044,521	$12,044,521

Internet
Accelovation		$516,262	$516,262	11/1/09
Aggregate Knowledge		671,958	671,958	6/1/10
Attributor		222,110	222,110	10/1/09
Cyclone Commerce		808,076	808,076	12/1/07
Digital Railroad		2,136,989	2,136,989	12/1/09
FaceBook		2,260,945	2,260,945	11/1/08
Feedster		1,251,514	1,251,514	11/1/09
Genius Incorporated		1,902,432	1,902,432	5/1/09
Goodmail Systems		2,835,579	2,835,579	2/1/09
Koders		424,128	424,128	10/1/09
Kosmix		943,897	943,897	9/1/08
Plaxo		1,017,806	1,017,806	11/1/08
Radar Networks		198,957	198,957	11/1/09
Return Path		3,556,586	3,556,586	12/1/09
Riya		1,598,046	1,598,046	11/1/09
SciQuest		1,096,217	1,096,217	10/1/07
Sharpcast		1,133,283	1,133,283	12/1/09
SnapJot		194,266	194,266	7/1/08
StumbleUpon		261,912	261,912	2/1/10
Tribe.net		588,204	1,188,204	*
Turn		2,713,663	2,713,663	10/1/09
Vast.com		284,361	284,361	12/1/08
VetCentric		2,407,317	2,407,317	8/1/09
Zinio Systems		1,482,075	1,482,075	3/1/09
Subtotal:	12.8%	$30,506,583	$31,106,583

Medical Devices
Ablation Frontiers		$1,303,329	$1,303,329	8/1/08
Ample Medical		304,689	304,689	9/1/07
Aspire Medical		4,043,874	4,043,874	12/1/09
Cardiva Medical		744,727	744,727	11/1/07

Emergent Respiratory Products		337,076	337,076	6/1/08
EnteroMedics		4,464,455	4,464,455	4/1/09
Evalve		5,519,348	5,519,348	4/1/09
Inogen		2,699,133	2,699,133	7/1/09
LipoScience		1,639,554	1,639,554	10/1/07
MicroMed Technology		408,727	408,727	2/1/07
Oculus Innovative Sciences		3,638,516	3,638,516	4/1/09
Scandius BioMedical		2,659,231	2,659,231	12/1/09
VeinRx		615,713	615,713	9/1/07
Volcano Corporation		754,522	754,522	2/1/08
Subtotal:	12.2%	$29,132,894	$29,132,894

Other Healthcare
Chakshu Research		$3,165,618	$3,165,618	12/1/09
Mdeverywhere		713,806	713,806	8/1/08
MedManage Systems		1,000,538	1,000,538	1/1/08
Pharmacy TV Network		380,944	380,944	7/1/08
Skylight Healthcare Systems		4,125,998	4,125,998	10/1/09
Subtotal:	3.9%	$9,386,904	$9,386,904

Other Technology
EoPlex		$313,696	$313,696	7/1/08
Nanoconduction		2,030,381	2,030,381	12/1/09
NANOGRAM		2,182,809	2,182,809	6/1/10
Nanosolar		1,412,562	1,412,562	5/1/10
Nanostellar		961,639	961,639	7/1/09
NeoConix		288,745	288,745	9/1/07
Paxera [Neophotonics]		470,800	470,800	7/1/08
Triformix		562,621	562,621	8/1/07
TVHead		1,685,750	1,685,750	9/1/09
Visible World		3,428,014	3,428,014	11/1/09
Subtotal:	5.6%	$13,337,017	$13,337,017

Security
Apere		$673,441	$673,441	5/1/09
Assurz		926,880	926,880	10/1/09
BigFix		1,780,642	1,780,642	5/1/08
BorderWare		2,022,360	2,022,360	7/1/08
CipherOptics		1,908,333	1,908,333	9/1/09
Dragnet Solutions		230,932	230,932	4/1/09
Green Border Technologies		2,025,847	2,025,847	1/1/09
Lancope		1,709,086	1,709,086	10/1/08
Mi5		265,970	265,970	7/1/09
Safend		2,902,628	2,902,628	12/1/09
Secure Elements		756,610	756,610	10/1/08
Sentinel Vision		485,711	485,711	12/1/08

SNOCAP		6,552,690	6,552,690	8/1/09
TrustedID		1,470,690	1,470,690	11/1/09
Vericept		3,895,982	3,895,982	6/1/09
Voltage Security		6,870,976	6,870,976	6/1/09
Subtotal:	14.5%	$34,478,778	$34,478,778

Semiconductors & Equipment
Aeluros		$2,205,901	$2,205,901	10/1/08
Andigilog		3,146,203	3,146,203	12/1/08
Aristos Logic		4,339,601	4,339,601	3/1/10
Celestial Semiconductor		2,431,608	2,431,608	6/1/09
Crimson Microsystems		246,673	2,246,673	*
Cswitch		1,997,156	1,997,156	6/1/09
Discera		1,011,944	1,011,944	10/1/08
Enigma Semiconductor		1,930,192	1,930,192	6/1/08
InSilica		1,173,663	1,173,663	2/1/08
Integrated Materials		590,518	590,518	8/1/08
Intelleflex		1,234,145	1,234,145	11/1/08
InvenSense		2,319,447	2,319,447	6/1/09
KeyEye Communications		2,579,966	2,579,966	7/1/09
Luminescent Technologies		2,924,440	2,924,440	7/1/09
Luxtera		1,484,207	1,484,207	3/1/09
Mistletoe Technologies		5,384,440	5,384,440	3/1/09
Molecular Imprints		1,535,528	1,535,528	1/1/08
Montalvo Systems		1,762,244	1,762,244	8/1/08
Netxen		4,132,875	4,132,875	5/1/09
Raza Microelectronics		4,844,643	4,844,643	10/1/09
Silicon Optix		5,828,497	5,828,497	4/1/09
Tak Imaging		1,056,362	1,056,362	6/1/08
Teknovus		3,255,844	3,255,844	9/1/09
Xilient		178,590	178,590	12/1/09
Subtotal:	24.2%	$57,594,687	$59,594,687

Software
5SquareSystems		$1,662,425	$1,662,425	7/1/09
Above All Software		2,993,074	2,993,074	10/1/08
Aceva		984,251	984,251	5/1/07
Adomo		2,640,959	2,640,959	6/1/09
Agistics		202,792	202,792	4/1/09
Akimbo Systems		1,450,022	1,450,022	2/1/09
Arena Solutions		5,254,349	5,254,349	12/1/09
Athena Design Systems		1,105,232	1,105,232	9/1/08
Avamar Technologies		3,789,180	3,789,180	3/1/09
Biz360		724,083	724,083	10/1/07
Blackfoot		943,017	943,017	6/1/09
BlueRoads		4,156,263	4,156,263	7/1/09

Bocada		1,925,116	1,925,116	10/1/09
Cloudmark		3,369,995	3,369,995	1/1/09
CoWare		3,595,617	3,595,617	12/1/07
Enigma Information Retrieval Systems		1,900,847	1,900,847	11/1/08
Enkata Technologies		1,172,354	1,172,354	11/1/08
Everdream		2,671,503	2,671,503	10/1/09
Fastmobile		1,951,850	1,951,850	6/1/09
FilmLoop		714,101	714,101	1/1/09
firstRain		2,456,117	2,456,117	12/1/08
Fusion Dynamic		925,237	925,237	4/1/09
JasperSoft		1,956,000	1,956,000	9/1/09
KonaWare		263,573	263,573	4/1/08
MetaCarta		4,164,411	4,164,411	11/1/09
Nlayers		1,835,899	1,835,899	11/1/08
Nusym Technologies		855,134	855,134	4/1/09
Perquest		448,843	448,843	3/1/09
Pilot Software		1,766,355	1,766,355	6/1/08
Platform Solutions		7,280,611	7,280,611	8/1/09
PolyServe		3,051,420	3,051,420	1/1/09
QLIKKIT		879,052	879,052	8/1/08
Resolution EBS		195,392	815,392	*
Sabrix		1,118,555	1,118,555	3/1/08
SeeControl		289,911	289,911	7/1/08
Siperian		3,901,186	3,901,186	10/1/09
SIPphone		953,607	953,607	11/1/09
SOA Software		2,557,660	2,557,660	9/1/08
Solidcore Systems		3,894,852	3,894,852	10/1/09
SoundFlavor		431,416	431,416	4/1/09
Steelwedge		1,443,824	1,443,824	10/1/08
Traiana		3,233,552	3,233,552	12/1/08
Ultriva		1,464,500	1,464,500	12/1/09
Universal Ad		351,041	351,041	3/1/09
W&W Communications		533,974	533,974	12/1/08
Zoove		1,961,167	1,961,167	12/1/09
Subtotal:	38.4%	$91,420,319	$92,040,319

Technology Services
EchoPass		$2,362,655	$2,362,655	6/1/09
Fusepoint		3,328,440	3,328,440	10/1/08
Jacent Technologies		1,506,645	1,506,645	3/1/09
Neutral Tandem		13,113,858	13,113,858	3/1/10
OpSource		4,368,439	4,368,439	11/1/09
Subtotal:	10.4%	$24,680,037	$24,680,037

Wireless
AeroScout		$2,094,036	$2,094,036	6/1/08

Altierre		2,206,568	2,206,568	4/1/09
Blaze Entertainment		370,000	370,000	*
Digital Bridges		7,932,744	7,932,744	12/1/08
LimeLife		2,692,250	2,692,250	10/1/09
Magnolia Broadband		3,923,958	3,923,958	7/1/09
Meru Networks		1,896,056	1,896,056	12/1/07
Nextivity		383,021	383,021	9/1/09
OOMA		2,050,902	2,050,902	5/1/09
Pontis		1,318,791	1,318,791	6/1/09
Quickoffice		2,707,178	2,707,178	3/1/09
S5 Wireless		276,886	276,886	11/1/09
ScanR		1,743,040	1,743,040	8/1/09
Siimpel		5,301,366	5,301,366	5/1/09
SmartDrive		1,173,499	1,173,499	8/1/09
TeleCIS Wireless		713,203	713,203	11/1/07
Traq Wireless		1,724,422	1,724,422	8/1/09
Vivotech		3,109,267	3,109,267	8/1/09
Wavion		2,688,604	2,688,604	3/1/09
WiSpry		1,510,845	1,510,845	9/1/09
Subtotal:	19.2%	$45,816,636	$45,816,636

Total: (Cost of $423,548,200)	176.5%	$420,328,200	$423,548,200

*  As of December 31, 2006, loans with a cost basis of $4.6 million and a fair value of $1.4 million have been classified as non-accrual.  These loans have been accelerated from original maturity and are due in their entirety.

Loans as of December 31, 2005 are in non-affiliates and consist of the following  (industry classifications are unaudited):

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At December 31, 2006 and 2005, the Fund had unfunded commitments to borrowers of $121.7 million and $166.7 million, respectively that remained unexpired.

4.

LONG-TERM DEBT FACILITY

As of December 31, 2006 and 2005, the Fund had in place a securitization debt facility of $230.0 million and $200.0 million, respectively to finance the acquisition of asset-based loans.  As of December 31, 2006 and 2005, the Fund had borrowed $204.6 million and $117.4 million, respectively, under this facility. Loans can be drawn on the credit facility at a minimum of $5 million and in $1 million increments in excess thereof. The interest rate on this facility is the “Commercial Paper Rate” plus 0.65 percent, which at December 31, 2006, was 6.01 percent. The facility has a program termination date of May 2009, at which time no further draws can be made upon the facility and the remaining balance will amortize on a monthly basis.  It is anticipated that the facility will have a useful life though November 2010.

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

Bank fees of $1,074,250 were incurred in connection with initially procuring the facility.  An additional $67,000 was incurred to increase the facility size in 2005.    Legal costs of $287,050 were incurred in negotiating the facility.  An additional $27,375 in legal costs was incurred in 2006.  Both the bank fees and the legal costs have been capitalized and are being amortized on a straight line basis over the life of the facility (November 2010).

The required aggregate debt payments for the remaining four years of the current outstanding balance of loans are as follows:

Year	Principal Payments

2007	$94,028,408
2008	79,878,949
2009	30,653,832
2010	54,323
$204,615,512

5.

INTEREST RATE SWAP

At December 31, 2006 and 2005, the Fund had an interest rate swap transaction with a notional principal amount of $160.9 million and $117.4 million, respectively, to convert floating rate liabilities to fixed rates.  The Fund pays a fixed rate of 4.95 percent and receives from the counterparty a floating 30-day commercial paper rate.   In January 2007, the Fund increased the notional principal amount of the interest rate swap to $201.5 million, which increased the fixed rate on the interest rate swap transaction to 5.019 percent. Payments are made monthly and terminate on May 10, 2010.  The fair value of the swap transaction at December 31, 2006 and 2005 were $333,313 and $582,448, respectively and is included in other assets of the Fund.

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

7.

CAPITAL STOCK

As of December 31, 2006 and December 31, 2005, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Company through December 31, 2006 and December 31, 2005 was $250.0 million and $162.5 million, respectively, of which $238.5 million and $155.5 million, respectively, was contributed to the Fund.

For the years ended December 31, 2006 and 2005, distributions of $24,429,112 and $8,660,162, respectively were made to the Fund’s shareholder, and were comprised of the following:

	2006	2005
Cash distributions	$18,880,000	$4,900,000
Deemed distributions	-	43,930
Distributions of securities	5,549,112	3,716,232

Total distributions to shareholder	$24,429,112	$8,660,162

At December 31, 2006 and 2005, distributable earnings (accumulated losses) includes unrealized appreciation (depreciation) on loans and hedging activities of ($2,886,687) and $582,448, respectively.

8.

MANAGEMENT

As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company’s committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on May 28, 2004. Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management fees of $8,564,934 and $6,250,000 were recognized as expenses for the year ended December 31, 2006 and 2005, respectively.

Certain officers and directors of the Fund also serve as officers and directors of Westech Investment Advisors, Inc..

9.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the years ended December 31, 2006, 2005 and 2004.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.  The Fund did not commence operations until May 28, 2004.

The ratios of expenses and net investment income to average net assets, calculated below are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes net realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the period presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004

Total return	13.75%	12.53%	(16.70%)

Per share amounts:
Net asset value, beginning of year	$1,557.48	$788.50	$0.25
Net investment income (loss)	281.88	119.97	(20.66)
Net change in unrealized gain from investments and hedging activity	(43.59)	5.61	0.20
Total income	238.29	125.58	(20.46)
Capital contributions	830.00	730.00	825.00
Income distributions to shareholder	(244.29)	(86.60)	-
Tax return of capital distributions
to shareholder	-	-	(16.29)

Net asset value, end of year	$2,381.48	$1,557.48	$788.50

Net assets, end of year	$238,148,475	$155,748,413	$78,849,606

Ratios to average net assets:

Expenses	10.14%	11.31%	23.73%
Net investment income (loss)	15.00%	11.99%	(10.74%)

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

Date: February 27, 2007

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

Date: February 27, 2007

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

                     Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-K for the year ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
February 27, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-K for the year ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
February 27, 2007