Form 10-Q
period 2007-03-31
VENTURE LENDING & LEASING IV INC
filed 2007-05-15
CIK 1271808

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Outstanding as of May 1, 2007

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of March 31, 2007 and December 31, 2006

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2007 and 2006

Condensed Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2007 and 2006

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2007 and 2006

Notes to Condensed Financial Statements (Unaudited) for the three months ended March 31, 2007 and 2006

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

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING IV, INC.

 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31, 2007	December 31, 2006
ASSETS
Loans at estimated fair value
(Cost of $432,998,777 and $423,548,200)	$429,463,770	$420,328,200
Cash and cash equivalents	18,208,229	20,536,280
Other assets	6,830,256	6,507,899

Total assets	454,502,255	447,372,379

LIABILITIES
Borrowings under debt facility	214,615,512	204,615,512
Accrued management fees	2,840,639	2,796,077
Accounts payable and other accrued liabilities	978,197	1,812,315

Total liabilities	218,434,348	209,223,904

Net assets	$236,067,907	$238,148,475

Analysis of Net Assets:

Capital paid in on shares of capital stock	$242,525,000	$238,525,000
Return of capital distributions	(7,629,686)	(1,629,686)
Distributable earnings	1,172,593	1,253,161
Net assets (equivalent to $2,360.68 and $2,381.48 per share based on
100,000 shares of capital stock outstanding - See Note 7)	$236,067,907	$238,148,475

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE  MONTHS ENDED MARCH 31, 2007 AND 2006

	For the Three Months Ended	For the Three Months Ended
	March 31, 2007	March 31, 2006

INVESTMENT INCOME:
Interest on loans	$15,061,428	$9,693,624
Interest on short-term investments
and other income	1,072,666	274,634
Total investment income	16,134,094	9,968,258

EXPENSES:
Management fees	2,840,639	1,562,500
Interest expense	2,943,583	1,698,617
Banking and legal fees	355,276	384,895
Other operating expenses	66,592	66,525
Total expenses	6,206,090	3,712,537
Net investment income	9,928,004	6,255,721

Net realized loss from investment transactions	(1,691,074)	-
Change in unrealized gain (loss) from investments and hedging activities	(634,729)	445,926
Net realized and unrealized gain (loss) from investment and hedging activities	(2,325,803)	445,926

Net increase in net assets
resulting from operations	$7,602,201	$6,701,647
Net increase in net assets
resulting from operations per share	$76.02	$67.02
Weighted average shares outstanding	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS  (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	For the Three Months Ended	For the Three Months Ended
	March 31, 2007	March 31, 2006

Increase in net assets from operations
Net investment income	$9,928,004	$6,255,721
Net realized loss from investment
transactions	(1,691,074)	-
Change in unrealized gain (loss) from investments
and hedging activities	(634,729)	445,926

Net increase in net assets resulting
from operations	7,602,201	6,701,647

Distributions of income to shareholder	(7,682,769)	(3,896,000)
Return of capital to shareholder	(6,000,000)	-
Capital share transactions	4,000,000	21,000,000

Total increase (decrease)	(2,080,568)	23,805,647

Net assets
Beginning of period	238,148,475	155,748,413

End of period	$236,067,907	$179,554,060	`

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	For the Three Months Ended March 31, 2007		For the Three Months Ended March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$7,602,201		$6,701,647
Adjustments to reconcile net increase in net assets to net cash used in operating activities:
Net realized loss on loans	1,691,074		-
Net change in unrealized gain (loss) from investments and hedging activities	634,729		(445,926)
Amortization of deferred costs	59,854		59,382
Net increase in other assets	(701,933)		(466,044)
Net increase (decrease) in accounts payable, accrued liabilities, and accrued management fees	(789,556)		122,375
Origination of loans	(70,123,697)		(71,365,355)
Principal payments on loans	58,982,046		32,243,223
Acquisition of equity securities	(1,382,769)		(496,000)
Net cash used in operating activities	(4,028,051)	-	(33,646,698)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholder	(12,300,000)		(3,400,000)
Borrowings under debt facility	10,000,000		21,000,000
Payment of bank facility fees, costs, and other prepayments	-		(27,375)
Contributions from shareholder	4,000,000		21,000,000
Net cash provided by financing activities	1,700,000		38,572,625
Net increase (decrease) in cash and cash equivalents	(2,328,051)		4,925,927
CASH AND CASH EQUIVALENTS:
Beginning of period	20,536,280		20,798,146
End of period	$18,208,229		$25,724,073
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:
Interest	$2,911,274		$1,593,977
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$1,382,769		$496,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three months ended March 31, 2007 are not necessarily indicative of what the results would be for a full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2007, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund.  As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month.  For the three month period ended March 31, 2007 and 2006, the weighted average interest rate on performing loans was 14.2% and 14.5%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

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

The Fund enters into interest rate swap transactions to hedge its interest rate on its borrowings under its debt facility. The net interest received or paid on the transactions are included in interest expense. The fair value of the interest rate swap are recorded in other assets or other liabilities and the change in the fair value is recorded as a change in unrealized gain (loss) from investments and hedging activities.

Recently Issued Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for the Fund as of January 1, 2007.  Management has determined there was no impact of adoption of FIN48 on the Fund’s financial statements as the Fund has no uncertain tax positions as of the date of adoption.

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

Tax Status

As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status). Should the Fund not quality as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.

Loans as of March 31, 2007 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 3/31/07	3/31/07	Maturity Date

Biotechnology
Athersys		$2,988,299	$2,988,299	6/1/08
Miikana		585,190	585,190	10/1/07
ProMetic		9,785,735	9,785,735	8/1/09
Raven Biotechnologies		2,279,636	2,279,636	6/1/08
Serenex		1,524,392	1,524,392	8/1/08
Subtotal:	7.3%	$17,163,252	$17,163,252

Carrier Networking
Actelis	$3,259,124	$3,259,124	12/1/08

Ellacoya Networks		5,821,553	5,821,553	6/1/09
Kasenna		1,939,531	1,939,531	9/1/09
OnSite Systems		500,546	500,546	12/1/08
OpVista		3,750,044	3,750,044	6/1/09
Overture Networks		3,425,228	3,425,228	2/1/10
Telsima		1,240,977	1,240,977	9/1/08
World Wide Packets		10,773,878	10,773,878	1/1/10
Subtotal:	13.0%	$30,710,881	$30,710,881

Computers & Storage
Calista Technologies		$294,148	$294,148	12/1/09
CloudShield		2,951,893	2,951,893	1/1/10
D-Wave Systems		337,936	337,936	4/1/10
Gear Six, Inc.		734,500	734,500	3/1/10
Kashya		508,773	508,773	8/1/08
Layered Media		1,793,308	1,793,308	6/1/09
OQO		4,223,838	4,223,838	4/1/09
Panta Systems		1,562,688	1,562,688	3/1/08
Powerfile		1,555,670	1,555,670	6/1/08
Prostor Systems		1,374,629	1,374,629	7/1/08
Sanrad		2,191,747	2,191,747	12/1/08
Sepaton		4,871,326	4,871,326	10/1/09
Teneros		2,402,532	2,402,532	10/1/09
Voyence		2,690,762	2,690,762	6/1/09
Subtotal:	11.6%	$27,493,750	$27,493,750

Enterprise Networking
BlueSocket		$1,740,486	$1,740,486	12/1/09
Envivio		2,590,838	2,590,838	7/1/09
Informative		1,249,698	1,249,698	7/1/09
NeoPath Networks		3,773,667	3,773,667	11/1/09
NextHop Technologies		1,578,832	1,578,832	6/1/08
The Return Exchange		184,058	184,058	6/1/08
Subtotal:	4.7%	$11,117,579	$11,117,579

Internet
Accelovation		$545,644	$545,644	2/1/10
Aggregate Knowledge		780,816	780,816	8/1/10
Cuill		489,376	489,376	10/1/11
Cyclone Commerce		606,713	606,713	12/1/07
Digital Railroad		2,112,255	2,112,255	1/1/10
FaceBook		1,997,501	1,997,501	11/1/08
Feedster		1,146,940	1,146,940	11/1/09
Genius		1,734,542	1,734,542	5/1/09

Goodmail Systems		2,520,613	2,520,613	2/1/09
Koders		476,134	476,134	2/1/10
Kosmix		815,434	815,434	9/1/08
Philotic		14,524	14,524	3/1/10
Plaxo		908,413	908,413	11/1/08
Radar Networks		245,141	245,141	3/1/10
Return Path		3,677,519	3,677,519	1/1/10
Riya		1,485,828	1,485,828	11/1/09
ScanScout		632,987	632,987	12/1/09
SciQuest		798,756	798,756	10/1/07
Sharpcast		1,399,129	1,399,129	3/1/10
Skoop Heavy Industries		468,294	468,294	9/1/09
SnapJot		167,717	167,717	7/1/08
StumbleUpon		244,599	244,599	2/1/10
Tribe.com		0	465,007	*
Turn		2,594,658	2,594,658	2/1/10
ultraRPM		1,951,333	1,951,333	3/1/10
Vast.com		254,155	254,155	12/1/08
VetCentric		4,824,427	4,824,427	11/1/09
Subtotal:	13.9%	$32,893,448	$33,358,455

Medical Devices
Ablation Frontiers		$1,115,125	$1,115,125	8/1/08
Ample Medical		223,381	223,381	9/1/07
Aspire Medical		3,786,930	3,786,930	12/1/09
Cardiva Medical		570,305	570,305	11/1/07
Emergent Respiratory Products		288,450	288,450	6/1/08
EnteroMedics		3,839,477	3,839,477	4/1/09
Evalve		8,892,366	8,892,366	8/1/09
iBalance Medical		958,907	958,907	3/1/10
Inogen		2,332,922	2,332,922	7/1/09
LipoScience		1,252,561	1,252,561	10/1/07
Myocor		3,846,449	3,846,449	2/1/10
Myoscience		80,571	80,571	8/1/10
Oculus Innovative Sciences		3,298,579	3,298,579	4/1/09
Percutaneous Systems		949,787	949,787	9/1/09
Scandius BioMedical		2,500,285	2,500,285	12/1/09
VeinRx		429,412	429,412	9/1/07
Volcano Corporation		594,040	594,040	2/1/08
Subtotal:	14.8%	$34,959,547	$34,959,547

Other Healthcare
Chakshu Research		$4,879,017	$4,879,017	12/1/09
Mdeverywhere		581,949	581,949	8/1/08

MedManage Systems		814,119	814,119	1/1/08
Pharmacy TV Network		332,415	332,415	7/1/08
Skylight Healthcare Systems		3,886,278	3,886,278	11/1/09
Subtotal:	4.4%	$10,493,778	$10,493,778

Other Technology
EoPlex		$242,518	$242,518	7/1/08
Nanoconduction		2,268,524	2,268,524	3/1/10
NANOGRAM		2,563,850	2,563,850	7/1/10
Nanosolar		1,342,114	1,342,114	5/1/10
Nanosphere		5,160,984	5,160,984	8/1/10
Nanostellar		1,842,086	1,842,086	7/1/09
NeoConix		183,883	183,883	9/1/07
Neophotonics [Paxera]		406,911	406,911	7/1/08
Sub-One		2,379,377	2,379,377	8/1/10
Tag Networks		3,431,960	3,431,960	9/1/09
Triformix		767,584	767,584	3/1/09
Visible World		3,428,537	3,428,537	11/1/09
Subtotal:	10.2%	$24,018,328	$24,018,328

Security
Apere		$619,397	$619,397	5/1/09
Assurz		1,275,058	1,275,058	1/1/10
BigFix		1,507,149	1,507,149	5/1/08
CipherOptics		1,931,924	1,931,924	9/1/09
Dragnet Solutions		209,484	209,484	4/1/09
Green Border Technologies		1,808,770	1,808,770	1/1/09
Lancope		1,510,697	1,510,697	10/1/08
Mi5		242,809	242,809	7/1/09
Safend		2,842,641	2,842,641	12/1/09
Secure Elements		670,962	670,962	10/1/08
Sentinel Vision		486,326	486,326	12/1/08
SNOCAP		6,187,542	6,187,542	1/1/10
TrustedID		1,962,342	1,962,342	11/1/09
Vericept		3,584,544	3,584,544	6/1/09
Voltage Security		6,272,525	6,272,525	6/1/09
Xactly		280,919	280,919	1/1/10
Subtotal:	13.3%	$31,393,089	$31,393,089

Semiconductors & Equipment
Aeluros		$1,943,631	$1,943,631	10/1/08
Andigilog		2,575,726	2,575,726	12/1/08
Aristos Logic		4,572,994	4,572,994	3/1/10
Azuro		1,947,842	1,947,842	2/1/10

Celestial Semiconductor		2,226,430	2,226,430	6/1/09
Cswitch		2,024,802	2,024,802	1/1/10
Discera		797,831	797,831	10/1/08
Enigma Semiconductor		1,613,651	1,613,651	6/1/08
InSilica		963,704	963,704	2/1/08
Integrated Materials		463,704	463,704	8/1/08
Intelleflex		1,073,727	1,073,727	11/1/08
InvenSense		2,075,496	2,075,496	6/1/09
KeyEye Communications		5,293,735	5,293,735	3/1/10
Luminescent Technologies		2,767,786	2,767,786	7/1/09
Luxtera		1,307,347	1,307,347	3/1/09
Mistletoe Technologies		4,881,516	4,881,516	3/1/09
Molecular Imprints		1,154,596	1,154,596	1/1/08
Montalvo Systems		1,516,124	1,516,124	8/1/08
Netxen		3,679,317	3,679,317	10/1/10
Raza Microelectronics		6,447,503	6,447,503	1/1/10
Silicon Optix		6,817,708	6,817,708	4/1/09
Tak Imaging		900,100	900,100	6/1/08
Teknovus		3,536,446	3,536,446	3/1/10
Xilient		760,998	760,998	12/1/09
Subtotal:	26.0%	$61,342,714	$61,342,714

Software
5SquareSystems		$1,526,703	$1,526,703	7/1/09
Above All Software		268,265	2,718,265	*
Adomo		2,232,481	2,232,481	6/1/09
Agistics		177,225	177,225	4/1/09
Akimbo Systems		1,284,409	1,284,409	2/1/09
Arena Solutions		5,241,452	5,241,452	1/1/10
Athena Design Systems		953,053	953,053	9/1/08
Avamar		3,321,131	3,321,131	3/1/09
Biz360		514,787	514,787	10/1/07
Blackfoot		862,213	862,213	6/1/09
BlueRoads		4,075,613	4,075,613	3/1/10
Bocada		1,930,464	1,930,464	10/1/09
Cloudmark		3,028,259	3,028,259	1/1/09
CoWare		2,657,993	2,657,993	12/1/07
Emergent Game Technology		908,334	908,334	7/1/09
Enigma Information Systems		1,682,102	1,682,102	11/1/08
Enkata Technologies		995,479	995,479	11/1/08
Everdream		2,448,689	2,448,689	10/1/09
fastmobile		1,783,222	1,783,222	6/1/09
firstRain		2,199,856	2,199,856	12/1/08
Fusion Dynamic		841,410	841,410	4/1/09

Integrien		3,431,822	3,431,822	1/1/10
JasperSoft		1,961,839	1,961,839	9/1/09
KonaWare		214,588	214,588	4/1/08
MetaCarta		3,882,467	3,882,467	11/1/09
Nusym Technologies		768,302	768,302	4/1/09
Orb Networks		978,885	978,885	1/1/10
Perquest		407,393	407,393	3/1/09
Platform Solutions		6,505,112	6,505,112	8/1/09
QLIKKIT		771,587	771,587	8/1/08
Resolution EBS		195,392	815,392	*
Sabrix		937,664	937,664	3/1/08
SeeControl		242,499	242,499	7/1/08
Siperian		3,904,703	3,904,703	10/1/09
SIPphone		960,166	960,166	11/1/09
SOA Software		2,079,210	2,079,210	9/1/08
Solidcore Systems		3,903,533	3,903,533	10/1/09
SoundFlavor		390,481	390,481	4/1/09
Steelwedge		1,446,119	1,446,119	10/1/08
Traiana		2,871,118	2,871,118	12/1/08
Ultriva		1,464,891	1,464,891	12/1/09
Universal Ad		694,441	694,441	7/1/09
W&W Communications		476,498	476,498	12/1/08
Zoove		2,412,471	2,412,471	2/1/10
Subtotal:	33.8%	$79,834,321	$82,904,321

Technology Services
EchoPass		$2,156,845	$2,156,845	6/1/09
Fusepoint		2,999,592	2,999,592	10/1/08
Jacent Technologies		1,348,210	1,348,210	3/1/09
Neutral Tandem		11,915,966	11,915,966	3/1/10
OpSource		5,210,003	5,210,003	3/1/10
Subtotal:	10.0%	$23,630,616	$23,630,616

Wireless
AeroScout		$1,751,713	$1,751,713	6/1/08
Altierre		1,993,059	1,993,059	4/1/09
Azaire Networks		2,915,090	2,915,090	12/1/09
Blaze Entertainment		370,000	370,000	*
Digital Bridges		7,087,433	7,087,433	12/1/08
LimeLife		2,697,343	2,697,343	10/1/09
Magnolia Broadband		3,928,463	3,928,463	7/1/09
Nextivity		632,251	632,251	11/1/09
OOMA		1,840,650	1,840,650	5/1/09
Pontis		1,215,342	1,215,342	6/1/09

Quickoffice		2,463,079	2,463,079	3/1/09
S5 Wireless		3,280,415	3,280,415	3/1/10
ScanR		1,653,931	1,653,931	8/1/09
Siimpel		4,778,356	4,778,356	5/1/09
SmartDrive		1,088,520	1,088,520	8/1/09
Vivotech		2,861,123	2,861,123	8/1/09
Wavion		2,426,386	2,426,386	3/1/09
WiSpry		1,429,313	1,429,313	9/1/09
Subtotal:	18.8%	$44,412,467	$44,412,467

Total	181.9%	$429,463,770	$432,998,777

*As of March 31, 2007 loans with a cost basis of $4.4 million and a fair market value of $0.8 million have been classified as non-accrual.

Loans as of December 31, 2006 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/06	Value 12/31/06	Maturity Date

Biotechnology
Athersys		$3,498,996	$3,498,996	6/1/08
Miikana		792,412	792,412	10/1/07
ProMetic		9,775,000	9,775,000	8/1/09
Raven Biotechnologies		2,689,518	2,689,518	6/1/08
Serenex		1,746,641	1,746,641	8/1/08
Subtotal:	7.8%	$18,502,567	$18,502,567

Carrier Networking
Actelis		$3,657,767	$3,657,767	12/1/08
Ellacoya Networks		6,279,468	6,279,468	6/1/09
Kasenna		1,933,000	1,933,000	9/1/09
OnSite Systems		577,141	577,141	12/1/08
OpVista		5,480,460	5,480,460	6/1/09
Overture Networks		1,933,021	1,933,021	10/1/09
Telsima		1,423,766	1,423,766	9/1/08
World Wide Packets		5,807,764	5,807,764	12/1/09
Subtotal:	11.4%	$27,092,387	$27,092,387

Computers & Storage
Calista Technologies		$311,368	$311,368	12/1/09
CloudShield		3,194,972	3,194,972	9/1/09
Kashya		610,539	610,539	8/1/08
Layered Media		1,962,279	1,962,279	6/1/09
OQO		4,640,677	4,640,677	4/1/09
Panta Systems		1,924,980	1,924,980	3/1/08
Powerfile		1,824,100	1,824,100	6/1/08
Prostor Systems		1,604,068	1,604,068	7/1/08
Sanrad		2,451,314	2,451,314	12/1/08
Sepaton		4,865,346	4,865,346	10/1/09
Voyence		2,945,227	2,945,227	6/1/09
Subtotal:	11.1%	$26,334,870	$26,334,870

Enterprise Networking
BlueSocket		$1,870,775	$1,870,775	12/1/09
Envivio		2,890,784	2,890,784	7/1/09
Informative		1,373,424	1,373,424	7/1/09
NeoPath Networks		3,831,885	3,831,885	11/1/09
NextHop Technologies		1,866,563	1,866,563	6/1/08

The Return Exchange		211,090	211,090	6/1/08
Subtotal:	5.1%	$12,044,521	$12,044,521

Internet
Accelovation		$516,262	$516,262	11/1/09
Aggregate Knowledge		671,958	671,958	6/1/10
Attributor		222,110	222,110	10/1/09
Cyclone Commerce		808,076	808,076	12/1/07
Digital Railroad		2,136,989	2,136,989	12/1/09
FaceBook		2,260,945	2,260,945	11/1/08
Feedster		1,251,514	1,251,514	11/1/09
Genius Incorporated		1,902,432	1,902,432	5/1/09
Goodmail Systems		2,835,579	2,835,579	2/1/09
Koders		424,128	424,128	10/1/09
Kosmix		943,897	943,897	9/1/08
Plaxo		1,017,806	1,017,806	11/1/08
Radar Networks		198,957	198,957	11/1/09
Return Path		3,556,586	3,556,586	12/1/09
Riya		1,598,046	1,598,046	11/1/09
SciQuest		1,096,217	1,096,217	10/1/07
Sharpcast		1,133,283	1,133,283	12/1/09
SnapJot		194,266	194,266	7/1/08
StumbleUpon		261,912	261,912	2/1/10
Tribe.net		588,204	1,188,204	*
Turn		2,713,663	2,713,663	10/1/09
Vast.com		284,361	284,361	12/1/08
VetCentric		2,407,317	2,407,317	8/1/09
Zinio Systems		1,482,075	1,482,075	3/1/09
Subtotal:	12.8%	$30,506,583	$31,106,583

Medical Devices
Ablation Frontiers		$1,303,329	$1,303,329	8/1/08
Ample Medical		304,689	304,689	9/1/07
Aspire Medical		4,043,874	4,043,874	12/1/09
Cardiva Medical		744,727	744,727	11/1/07
Emergent Respiratory Products		337,076	337,076	6/1/08
EnteroMedics		4,464,455	4,464,455	4/1/09
Evalve		5,519,348	5,519,348	4/1/09
Inogen		2,699,133	2,699,133	7/1/09
LipoScience		1,639,554	1,639,554	10/1/07
MicroMed Technology		408,727	408,727	2/1/07
Oculus Innovative Sciences		3,638,516	3,638,516	4/1/09
Scandius BioMedical		2,659,231	2,659,231	12/1/09
VeinRx		615,713	615,713	9/1/07

Volcano Corporation		754,522	754,522	2/1/08
Subtotal:	12.2%	$29,132,894	$29,132,894

Other Healthcare
Chakshu Research		$3,165,618	$3,165,618	12/1/09
Mdeverywhere		713,806	713,806	8/1/08
MedManage Systems		1,000,538	1,000,538	1/1/08
Pharmacy TV Network		380,944	380,944	7/1/08
Skylight Healthcare Systems		4,125,998	4,125,998	10/1/09
Subtotal:	3.9%	$9,386,904	$9,386,904

Other Technology
EoPlex		$313,696	$313,696	7/1/08
Nanoconduction		2,030,381	2,030,381	12/1/09
NANOGRAM		2,182,809	2,182,809	6/1/10
Nanosolar		1,412,562	1,412,562	5/1/10
Nanostellar		961,639	961,639	7/1/09
NeoConix		288,745	288,745	9/1/07
Paxera [Neophotonics]		470,800	470,800	7/1/08
Triformix		562,621	562,621	8/1/07
TVHead		1,685,750	1,685,750	9/1/09
Visible World		3,428,014	3,428,014	11/1/09
Subtotal:	5.6%	$13,337,017	$13,337,017

Security
Apere		$673,441	$673,441	5/1/09
Assurz		926,880	926,880	10/1/09
BigFix		1,780,642	1,780,642	5/1/08
BorderWare		2,022,360	2,022,360	7/1/08
CipherOptics		1,908,333	1,908,333	9/1/09
Dragnet Solutions		230,932	230,932	4/1/09
Green Border Technologies		2,025,847	2,025,847	1/1/09
Lancope		1,709,086	1,709,086	10/1/08
Mi5		265,970	265,970	7/1/09
Safend		2,902,628	2,902,628	12/1/09
Secure Elements		756,610	756,610	10/1/08
Sentinel Vision		485,711	485,711	12/1/08
SNOCAP		6,552,690	6,552,690	8/1/09
TrustedID		1,470,690	1,470,690	11/1/09
Vericept		3,895,982	3,895,982	6/1/09
Voltage Security		6,870,976	6,870,976	6/1/09
Subtotal:	14.5%	$34,478,778	$34,478,778

Semiconductors & Equipment

Aeluros		$2,205,901	$2,205,901	10/1/08
Andigilog		3,146,203	3,146,203	12/1/08
Aristos Logic		4,339,601	4,339,601	3/1/10
Celestial Semiconductor		2,431,608	2,431,608	6/1/09
Crimson Microsystems		246,673	2,246,673	*
Cswitch		1,997,156	1,997,156	6/1/09
Discera		1,011,944	1,011,944	10/1/08
Enigma Semiconductor		1,930,192	1,930,192	6/1/08
InSilica		1,173,663	1,173,663	2/1/08
Integrated Materials		590,518	590,518	8/1/08
Intelleflex		1,234,145	1,234,145	11/1/08
InvenSense		2,319,447	2,319,447	6/1/09
KeyEye Communications		2,579,966	2,579,966	7/1/09
Luminescent Technologies		2,924,440	2,924,440	7/1/09
Luxtera		1,484,207	1,484,207	3/1/09
Mistletoe Technologies		5,384,440	5,384,440	3/1/09
Molecular Imprints		1,535,528	1,535,528	1/1/08
Montalvo Systems		1,762,244	1,762,244	8/1/08
Netxen		4,132,875	4,132,875	5/1/09
Raza Microelectronics		4,844,643	4,844,643	10/1/09
Silicon Optix		5,828,497	5,828,497	4/1/09
Tak Imaging		1,056,362	1,056,362	6/1/08
Teknovus		3,255,844	3,255,844	9/1/09
Xilient		178,590	178,590	12/1/09
Subtotal:	24.2%	$57,594,687	$59,594,687

Software
5SquareSystems		$1,662,425	$1,662,425	7/1/09
Above All Software		2,993,074	2,993,074	10/1/08
Aceva		984,251	984,251	5/1/07
Adomo		2,640,959	2,640,959	6/1/09
Agistics		202,792	202,792	4/1/09
Akimbo Systems		1,450,022	1,450,022	2/1/09
Arena Solutions		5,254,349	5,254,349	12/1/09
Athena Design Systems		1,105,232	1,105,232	9/1/08
Avamar Technologies		3,789,180	3,789,180	3/1/09
Biz360		724,083	724,083	10/1/07
Blackfoot		943,017	943,017	6/1/09
BlueRoads		4,156,263	4,156,263	7/1/09
Bocada		1,925,116	1,925,116	10/1/09
Cloudmark		3,369,995	3,369,995	1/1/09
CoWare		3,595,617	3,595,617	12/1/07
Enigma Information Retrieval Systems		1,900,847	1,900,847	11/1/08
Enkata Technologies		1,172,354	1,172,354	11/1/08

Everdream		2,671,503	2,671,503	10/1/09
Fastmobile		1,951,850	1,951,850	6/1/09
FilmLoop		714,101	714,101	1/1/09
firstRain		2,456,117	2,456,117	12/1/08
Fusion Dynamic		925,237	925,237	4/1/09
JasperSoft		1,956,000	1,956,000	9/1/09
KonaWare		263,573	263,573	4/1/08
MetaCarta		4,164,411	4,164,411	11/1/09
Nlayers		1,835,899	1,835,899	11/1/08
Nusym Technologies		855,134	855,134	4/1/09
Perquest		448,843	448,843	3/1/09
Pilot Software		1,766,355	1,766,355	6/1/08
Platform Solutions		7,280,611	7,280,611	8/1/09
PolyServe		3,051,420	3,051,420	1/1/09
QLIKKIT		879,052	879,052	8/1/08
Resolution EBS		195,392	815,392	*
Sabrix		1,118,555	1,118,555	3/1/08
SeeControl		289,911	289,911	7/1/08
Siperian		3,901,186	3,901,186	10/1/09
SIPphone		953,607	953,607	11/1/09
SOA Software		2,557,660	2,557,660	9/1/08
Solidcore Systems		3,894,852	3,894,852	10/1/09
SoundFlavor		431,416	431,416	4/1/09
Steelwedge		1,443,824	1,443,824	10/1/08
Traiana		3,233,552	3,233,552	12/1/08
Ultriva		1,464,500	1,464,500	12/1/09
Universal Ad		351,041	351,041	3/1/09
W&W Communications		533,974	533,974	12/1/08
Zoove		1,961,167	1,961,167	12/1/09
Subtotal:	38.4%	$91,420,319	$92,040,319

Technology Services
EchoPass		$2,362,655	$2,362,655	6/1/09
Fusepoint		3,328,440	3,328,440	10/1/08
Jacent Technologies		1,506,645	1,506,645	3/1/09
Neutral Tandem		13,113,858	13,113,858	3/1/10
OpSource		4,368,439	4,368,439	11/1/09
Subtotal:	10.4%	$24,680,037	$24,680,037

Wireless
AeroScout		$2,094,036	$2,094,036	6/1/08
Altierre		2,206,568	2,206,568	4/1/09
Blaze Entertainment		370,000	370,000	*
Digital Bridges		7,932,744	7,932,744	12/1/08

LimeLife		2,692,250	2,692,250	10/1/09
Magnolia Broadband		3,923,958	3,923,958	7/1/09
Meru Networks		1,896,056	1,896,056	12/1/07
Nextivity		383,021	383,021	9/1/09
OOMA		2,050,902	2,050,902	5/1/09
Pontis		1,318,791	1,318,791	6/1/09
Quickoffice		2,707,178	2,707,178	3/1/09
S5 Wireless		276,886	276,886	11/1/09
ScanR		1,743,040	1,743,040	8/1/09
Siimpel		5,301,366	5,301,366	5/1/09
SmartDrive		1,173,499	1,173,499	8/1/09
TeleCIS Wireless		713,203	713,203	11/1/07
Traq Wireless		1,724,422	1,724,422	8/1/09
Vivotech		3,109,267	3,109,267	8/1/09
Wavion		2,688,604	2,688,604	3/1/09
WiSpry		1,510,845	1,510,845	9/1/09
Subtotal:	19.2%	$45,816,636	$45,816,636

Total: (Cost of $423,548,200)	176.5%	$420,328,200	$423,548,200

*As of December 31, 2006 loans with a cost basis of $4.6 million and a fair market value of $1.4 million have been classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At March 31, 2007, the Fund had unexpired unfunded commitments to borrowers of $77.0 million.

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

4.  CAPITAL STOCK

As of March 31, 2007 and December 31, 2006, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Company through March 31, 2007 and December 31, 2006 was $250.0 million, of which $242.5 million and $238.5 million, respectively, was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2007 and 2006.

	2007	2006
Cash distributions	$12,300,000	$3,400,000
Distributions of securities	1,382,769	496,000

Total distributions to shareholder	$13,682,769	$3,896,000

5.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2007 and 2006.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006

Total return*	10.45%	17.40%

Per share amounts:
Net asset value, beginning of period	$2,381.48	$1,557.48
Net investment income (loss)	99.28	62.56
Net change in unrealized gain from investments and hedging activity	(23.25)	4.46
Total income	76.03	67.02
Capital contributions	40.00	210.00
Income distributions to shareholder	(76.83)	(38.96)
Tax return of capital distributions
to shareholder	(60.00)	-

Net asset value, end of period	$2,360.68	$1,795.54

Net assets, end of period	$236,067,907	$179,554,060

Ratios to average net assets:

Expenses*	10.46%	9.53%
Net investment income *	16.74%	16.06%
* Annualized

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of Venture Lending & Leasing IV, Inc. (the “Fund”) with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this report, regarding the Group’s strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Loans are held at estimated fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of Note 2 of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.  The actual value of the loans may differ from management's estimates which would affect net income as well as net assets.

Results of Operations –For the three months ended March 31, 2007 and 2006

Total investment income for the three months ended March 31, 2007 and 2006 was $16.1 million and $10.0 million, respectively, of which $15.1 million and $9.7 million consisted of interest on venture loans outstanding during the period.  The remaining income related to interest income from short-term investment of cash as well as other income from commitment fees, warrants received for loans that will never fund, and an incentive fee received as the result of restructuring a loan.   As additional loans are funded, investment income continues to increase as does the outstanding balance of loans.  Performing loans rose from $289.2 million as of March 31, 2006 to $418.9 million as of December 31, 2006 and $428.6 million as of March 31, 2007. This was partially offset by decreasing interest rates, as average interest rates declined from 14.5% for the three months ended March 31, 2006 to 14.2% for the three months ended March 31, 2007.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.  A very competitive environment caused the average interest rates to decline slightly for the periods reported.  Prepayment penalties boosted interest rates by approximately 1% and 2% for the three months ended March 31, 2007 and 2006, respectively.

Management fees for the three months ended March 31, 2007 and 2006, were $2.8 million and $1.6 million, respectively.    Management fees were based on committed capital of the Company until the second anniversary which occurred in May, 2006, at which time they became based on assets under management.  Management fees increased as assets under management exceeded committed capital as of March 31, 2007.

Total interest expense was $2.9 million and $1.7 million for the three months ended March 31, 2007 and 2006, respectively.  Interest expense increased for the period because average borrowings outstanding under the debt facility increased from $133.2 million for the three months ended March 31 2006 to $209.6 million for the three months ended March 31, 2007.  Additionally, weighted average interest rates increased from 5.1% to 5.6% for that same period as interest rates in general continued to rise.

Net investment income for the three months ended March 31, 2007 and 2006 was $9.9 million and $6.3 million, respectively.

Total unrealized gain (loss) for the three months ended March 31, 2007 and 2006 was ($0.6) million and $0.4 million, respectively.    The unrealized loss for the three months ended March 31, 2007 was the result of a $0.3 million taken against loans and a loss from the Fund’s hedging activities of $0.3 million.  The unrealized gain for the three months ended March 31, 2006 was entirely the result of the Fund’s hedging transactions.

Net increase in net assets resulting from operations for the three months ended March 31, 2007 and 2006 was $7.6 million and $6.7 million, respectively.  On a per share basis, net increase in net assets resulting from operations was $76.02 and $67.02 for the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources – March 31, 2007 and December 31, 2006

Total capital contributed to the Fund was $242.5 million and $238.5 million at March 31, 2007 and December 31, 2006, respectively.  Committed capital to the Company at March 31, 2007 and December 31, 2006 was $250.0 million, all of which had been called.

The Fund had in place a $230.0 million securitization debt facility as of March 31, 2007 and December 31, 2006.  Borrowings by the Fund are collateralized by receivables from loans advanced by the Fund in its ordinary course of business.  The Fund pays interest on its borrowings based on the secured facility’s cost of issuing commercial paper obligations.  The Fund typically will enter into hedge transactions to limit its interest rate risk, and thus the net interest expense will be based in a large part on the fixed rate negotiated on these transactions.  The facility terminates in May 2009, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  The first draw against this direct financial obligation of the Fund took place in October, 2004.  As of December 31, 2004, fees of $1,074,250 were incurred in order to procure the facility.  Additionally $17,000 was incurred in March, 2005 and $50,000 was incurred in November 2005 in conjunction with the facility.  Legal costs of $287,050 were incurred in negotiation of the facility.  An additional $27,375 was incurred during the first quarter of 2006. Both the bank fees and legal costs have been capitalized and are being amortized over the expected life of the facility.

At March 31 2007 and December 31, 2006 the Fund had interest rate swap transactions outstanding with a total notional principal amount of $186.1 million and $160.9 million.  The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value.  The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of March 31, 2007 and December 31, 2006, 4% and 5%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during the three months ended March 31, 2007. Amounts disbursed under the Fund's loan commitments totaled approximately $70.1 million during the period from January 1, 2007 through March 31, 2007. Net loan amounts outstanding after amortization and reserves increased by approximately $9.2 million for the same period. Unexpired, unfunded commitments totaled approximately $77.0 million as of March 31, 2007.

As of	Amount Disbursed	Principal Reductions and Reserves	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
March 31, 2007	$706.0 million	$276.5 million	$429.5 million	$77.0 million
December 31, 2006	$635.9 million	$215.6 million	$420.3 million	$121.7 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by approximately $0.3 million.  This translates to approximately 3.8% for the three months ended March 31, 2007. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 4.   Disclosure Controls and Procedures:

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

Item 1A.

Risk Factors

See item 1A- ‘Risk Factors’ in the Fund’s 2006 Annual Report on Form 10-K for a detailed description of the principal risks that attend to the Fund and its business.  There have been no material changes in these risk factors during the quarter ended March 31, 2007 except as set forth below.

Transactions with Fund V.  The Manager also serves as investment manager for Venture Lending & Leasing V, Inc. (“VLL V”), which commenced making investments in February 2007.  The Fund’s board of directors has determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2012 (the date on which the Fund will be dissolved), the Fund will invest in each portfolio company in which VLL V invests (“Investments”).  The amount of each Investment will be allocated 50% to the Fund and 50% to VLL V.  While investing the Fund’s capital in the same companies in which VLL V is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

Although VLL V and the Fund intend to invest in the same companies in the respective proportions described above, the Fund may, at any time, with the approval of its board of directors, (i) discontinue investing with VLL V with respect to any or all future investments or (ii) choose to invest in different proportions with VLL V than described above.  In addition, the Fund has no control over VLL V, which is not required to invest with the Fund in any particular proportion or at all, and may choose to discontinue investing with the Fund or to invest in different proportions than described in the prior paragraph.  In the event that VLL V and the Fund invest other than in the pro rata manner described above (which can occur only with board approval of each), the Manager may have a conflict of interest in determining which of VLL V and the Fund will invest in a particular company and, if both, in what proportions.

To the extent that clients, other than VLL V, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund’s board of directors (including a majority of the disinterested directors).

Intercreditor Agreements.  In each transaction in which both the Fund and VLL V invest, it is expected that the Fund and VLL V will enter into an intercreditor agreement pursuant to which the Fund and VLL V will cooperate in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and VLL V pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior lien (even though they ay ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and VLL V invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003.  No other shares of the Fund have been sold; however the Fund received an additional $242.5 million of paid in capital during the period from May 28, 2004 through March 31, 2007 which is expected to be used to acquire venture loans and fund operations.

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

31.1-31.2	Certifications Pursuant to Rule 13a-14
32.1 – 32.2	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING IV, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

May 14, 2007

Date:

May 14, 2007

EXHIBIT INDEX

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

31.1-31.2	Certifications Pursuant to Rule 13a-14
32.1 – 32.2	Certifications Pursuant to 18 U.S.C. Section 1350

Exhibit 31.1

CERTIFICATION PURSUANT TO
RULE 13a-14

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

Date: May 14, 2007

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO
RULE 13a-14

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

Date: May 14, 2007

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

May 14, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
May 14, 2007