Form 10-Q
period 2007-06-30
VENTURE LENDING & LEASING IV INC
filed 2007-08-13
CIK 1271808

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Outstanding as of August 1, 2007

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of June 30, 2007 and December 31, 2006

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2007 and 2006

Condensed Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2007 and 2006

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2007 and 2006

Notes to Condensed Financial Statements (Unaudited) for the three and six months ended June 30, 2007 and 2006

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

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING IV, INC.

 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30, 2007	December 31, 2006
ASSETS
Loans, at estimated fair value
(Cost of $413,301,103 and $423,548,200)	$409,341,887	$420,328,200
Cash and cash equivalents	19,068,715	20,536,280
Other assets	5,875,052	6,507,899

Total assets	434,285,654	447,372,379

LIABILITIES
Borrowings under debt facility	194,615,512	204,615,512
Accrued management fees	2,718,406	2,796,077
Accounts payable and other accrued liabilities	1,037,584	1,812,315

Total liabilities	198,371,502	209,223,904

Net assets	$235,914,152	$238,148,475

Analysis of Net Assets:

Capital paid in on shares of capital stock	$242,525,000	$238,525,000
Return of capital distributions	(7,629,686)	(1,629,686)
Distributable earnings	1,018,838	1,253,161
Net assets (equivalent to $2,359.14 and $2,381.48 per share based on
100,000 shares of capital stock outstanding - See Note 7)	$235,914,152	$238,148,475

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	For the Three Months Ended	For the Three Months Ended	For the Six Month Ended	For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

INVESTMENT INCOME:
Interest on loans	$14,356,914	$10,536,265	$29,418,342	$20,229,889
Interest on short-term investments
and other income	367,217	325,388	1,439,883	600,022
Total investment income	14,724,131	10,861,653	30,858,225	20,829,911

EXPENSES:
Management fees	2,714,285	1,778,613	5,554,924	3,341,113
Interest expense	2,976,322	2,037,619	5,919,904	3,736,236
Banking and legal fees	490,529	360,222	845,804	745,116
Other operating expenses	59,630	54,346	126,224	120,872
Total expenses	6,240,766	4,230,800	12,446,856	7,943,337
Net investment income	8,483,365	6,630,853	18,411,369	12,886,574

Net realized loss from investment transactions	(1,177,023)	-	(2,868,097)	-
Change in unrealized loss from investments and
hedging activities	(16,847)	(992,445)	(651,576)	(546,519)
Net realized and unrealized loss from investment and
hedging activities	(1,193,870)	(992,445)	(3,519,673)	(546,519)
Net increase in net assets
resulting from operations	$7,289,495	$5,638,408	$14,891,696	$12,340,055
Net increase in net assets
resulting from operations per share	$72.89	$56.38	$148.92	$123.40
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS  (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Increase in net assets from operations
Net investment income	$8,483,365	$6,630,853	$18,411,369	$12,886,574
Net realized loss from investment
transactions	(1,177,023)	-	(2,868,097)	-
Change in unrealized loss from
investments and hedging activities	(16,847)	(992,445)	(651,576)	(546,519)

Net increase in net assets resulting
from operations	7,289,495	5,638,408	14,891,696	12,340,055

Distributions of income to shareholder	(7,443,250)	(8,036,096)	(15,126,019)	(11,932,096)
Return of capital to shareholder	-	-	(6,000,000)	-
Capital share transactions	-	4,000,000	4,000,000	25,000,000

Total increase (decrease)	(153,755)	1,602,312	(2,234,323)	25,407,959

Net assets
Beginning of period	236,067,907	179,554,060	238,148,475	155,748,413

End of period	$235,914,152	$181,156,372	$235,914,152	$181,156,372

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	For the Six Months Ended June 30, 2007		For the Six Months Ended June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$14,891,696		$12,340,055
Adjustments to reconcile net increase in net assets to net cash used in operating activities:
Net realized loss on loans	2,868,097		-
Net change in unrealized loss from investments and hedging activities	651,576		546,519
Amortization of deferred costs	120,259		119,235
Net decrease (increase) in other assets	612,080		(818,871)
Net decrease in accounts payable, accrued liabilities, and accrued management fees	(852,402)		(37,385)
Origination of loans	(104,648,352)		(145,353,460)
Principal payments on loans	112,027,352		65,576,429
Acquisition of equity securities	(1,826,019)		(2,732,096)
Net cash provided by (used in) operating activities	23,844,287	-	(70,359,574)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholder	(19,300,000)		(9,200,000)
Borrowings under debt facility	15,000,000		43,200,000
Repayments of debt facility	(25,000,000)		-
Payment of bank facility fees, costs, and other prepayments	(11,852)		(27,375)
Contributions from shareholder	4,000,000		25,000,000
Net cash provided by (used in) financing activities	(25,311,852)		58,972,625
Net decrease in cash and cash equivalents	(1,467,565)		(11,386,949)

CASH AND CASH EQUIVALENTS:
Beginning of period	20,536,280		20,798,146
End of period	$19,068,715		$9,411,197
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:
Interest	$5,935,707		$3,566,202
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$1,826,019		$2,732,096

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and six months ended June 30, 2007 are not necessarily indicative of what the results would be for a full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2007, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund.  As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month.  For the three month period ended June 30, 2007 and 2006, the weighted average interest rate on performing loans was 13.79% and 13.84%, respectively.  For the six month period ended June 30, 2007 and 2006, the weighted average interest rate on performing loans was 14.01% and 14.18%, respectively Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

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

Interest Rate Swap Agreements

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

Loans as of June 30, 2007 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 6/30/07	6/30/07	Maturity Date

Biotechnology
Acumen Pharmaceuticals		$500,410	$500,410	8/1/10
Athersys		2,459,947	2,459,947	6/1/08
Miikana		370,559	370,559	10/1/07
ProMetic		9,488,649	9,488,649	8/1/09
Raven Biotechnologies		1,855,121	1,855,121	6/1/08
Serenex		1,294,904	1,294,904	8/1/08
Subtotal:	6.8%	$15,969,590	$15,969,590

Carrier Networking

Actelis		$2,846,943	$2,846,943	12/1/08
Ellacoya Networks		5,181,448	5,181,448	6/1/09
Kasenna		1,779,969	1,779,969	9/1/09
OnSite Systems		421,308	421,308	12/1/08
OpVista		3,258,656	3,258,656	6/1/09
Overture Networks		3,265,482	3,265,482	2/1/10
World Wide Packets		10,789,031	10,789,031	1/1/10
Subtotal:	11.7%	$27,542,837	$27,542,837

Computers & Storage
Calista Technologies		$271,693	$271,693	12/1/09
CloudShield		2,191,000	2,191,000	1/1/10
D-Wave Systems		480,438	480,438	7/1/10
Gear Six, Inc.		857,162	857,162	6/1/10
Layered Media		1,618,793	1,618,793	6/1/09
OQO		3,794,432	3,794,432	4/1/09
Panta Systems		1,189,384	1,189,384	3/1/08
Powerfile		1,278,661	1,278,661	6/1/08
Prostor Systems		1,138,544	1,138,544	7/1/08
Sanrad		1,924,610	1,924,610	12/1/08
Sepaton		4,467,097	4,467,097	10/1/09
Teneros		2,279,081	2,279,081	10/1/09
Voyence		2,428,135	2,428,135	6/1/09
Subtotal:	10.1%	$23,919,030	$23,919,030

Enterprise Networking
BlueSocket		$1,605,842	$1,605,842	12/1/09
Envivio		2,266,862	2,266,862	7/1/09
Informative		1,122,038	1,122,038	7/1/09
NeoPath Networks		3,467,305	3,467,305	11/1/09
NextHop Technologies		1,282,137	1,282,137	6/1/08
The Return Exchange		155,989	155,989	6/1/08
Subtotal:	4.2%	$9,900,173	$9,900,173

Internet
Accelovation		$749,328	$749,328	6/1/10
Aggregate Knowledge		731,121	731,121	8/1/10
Cuill		2,041,800	2,041,800	10/1/11
Cyclone Commerce		398,833	398,833	12/1/07
Digital Railroad		1,879,524	1,879,524	1/1/10
EForce Media		1,454,834	1,454,834	7/1/10
FaceBook		1,726,546	1,726,546	11/1/08
Feedster		1,093,763	1,093,763	11/1/09
Genius		1,561,764	1,561,764	5/1/09

Goodmail Systems		2,196,394	2,196,394	2/1/09
Koders		434,881	434,881	2/1/10
Kosmix		682,855	682,855	9/1/08
Philotic		99,656	99,656	4/1/10
Plaxo		1,230,503	1,230,503	6/1/10
ProQuo [Skoop Heavy Industries]		432,206	432,206	9/1/09
Radar Networks		237,070	237,070	3/1/10
Return Path		3,743,943	3,743,943	6/1/10
Riya		1,333,406	1,333,406	11/1/09
ScanScout		634,440	634,440	12/1/09
SciQuest		492,478	492,478	10/1/07
Sharpcast		1,589,313	1,589,313	5/1/10
SnapJot		140,334	140,334	7/1/08
ThisNext, Inc.		490,083	490,083	6/1/10
Tribe.net		-	465,007	*
Turn		2,324,810	2,324,810	2/1/10
ultraRPM		1,961,536	1,961,536	3/1/10
Vast.com		222,718	222,718	12/1/08
VetCentric		4,560,606	4,560,606	11/1/09
Subtotal:	14.6%	$34,444,745	$34,909,752

Medical Devices
Ablation Frontiers		$920,639	$920,639	8/1/08
Ample Medical		139,389	139,389	9/1/07
Aspire Medical		3,550,411	3,550,411	12/1/09
Cardiva Medical		389,844	389,844	11/1/07
Emergent Respiratory Products		238,054	238,054	6/1/08
EnteroMedics		5,594,033	5,594,033	5/1/10
Evalve		8,071,049	8,071,049	8/1/09
iBalance Medical		961,792	961,792	3/1/10
Inogen		1,953,817	1,953,817	7/1/09
LipoScience		853,001	853,001	10/1/07
Myocor		3,862,177	3,862,177	2/1/10
Myoscience		565,779	565,779	12/1/10
Oculus Innovative Sciences		2,947,139	2,947,139	4/1/09
Percutaneous Systems		882,813	882,813	9/1/09
Scandius BioMedical		2,328,814	2,328,814	12/1/09
VeinRx		236,347	236,347	9/1/07
Volcano Corporation		427,916	427,916	2/1/08
Subtotal:	14.4%	$33,923,014	$33,923,014

Other Healthcare
Chakshu Research		$4,765,407	$4,765,407	12/1/09
Mdeverywhere		445,599	445,599	8/1/08

MedManage Systems		621,625	621,625	1/1/08
Nanosphere		5,246,617	5,246,617	8/1/10
Pharmacy TV Network		136,004	336,005	*
Skylight Healthcare Systems		3,970,732	3,970,732	3/1/10
Subtotal:	6.4%	$15,185,984	$15,385,985

Other Technology
EoPlex		$168,735	$168,735	7/1/08
Nanoconduction		2,830,587	2,830,587	6/1/10
NanoGram		2,950,329	2,950,329	12/1/10
Nanosolar		1,247,925	1,247,925	5/1/10
Nanostellar		1,671,376	1,671,376	7/1/09
NeoConix		74,955	74,955	9/1/07
Neophotonics [Paxera]		340,846	340,846	7/1/08
ORYXE Energy International		1,448,765	1,448,765	5/1/10
Sub-One		2,237,696	2,237,696	8/1/10
Tag Networks		3,146,621	3,146,621	9/1/09
Triformix		566,659	566,659	3/1/09
Visible World		3,336,781	3,336,781	11/1/09
Subtotal:	8.5%	$20,021,275	$20,021,275

Security
Apere		$562,876	$562,876	5/1/09
Assurz		1,163,450	1,163,450	1/1/10
BigFix		1,225,074	1,225,074	5/1/08
CipherOptics		2,758,724	2,758,724	3/1/10
Dragnet Solutions		187,332	187,332	4/1/09
Ironkey		687,603	687,603	4/1/10
Lancope		1,306,515	1,306,515	10/1/08
Mi5		218,963	218,963	7/1/09
Nevis Networks		1,096,214	1,096,214	8/1/09
Safend		2,766,306	2,766,306	12/1/09
Secure Elements		582,502	582,502	10/1/08
SNOCAP		5,277,900	5,277,900	1/1/10
TrustedID		1,854,316	1,854,316	11/1/09
Vericept		3,251,773	3,251,773	6/1/09
Voltage Security		5,655,924	5,655,924	6/1/09
Xactly		404,433	404,433	6/1/10
Subtotal:	12.3%	$28,999,905	$28,999,905

Semiconductors & Equipment
Aeluros		$1,673,550	$1,673,550	10/1/08
Andigilog		1,986,111	1,986,111	12/1/08
Aristos Logic		4,672,717	4,672,717	4/1/10

Azuro		2,949,989	2,949,989	2/1/10
Bitwave Semiconductor		1,028,055	1,028,055	12/1/09
Celestial Semiconductor		2,014,860	2,014,860	6/1/09
Cswitch		2,996,642	2,996,642	5/1/10
Discera		579,867	579,867	10/1/08
Enigma Semiconductor		1,287,179	1,287,179	6/1/08
InSilica		746,235	746,235	2/1/08
Integrated Materials		1,238,025	1,238,025	11/1/09
Intelleflex		907,078	907,078	11/1/08
InvenSense		2,183,550	2,183,550	3/1/10
KeyEye Communications		4,955,452	4,955,452	3/1/10
Luminescent Technologies		2,521,767	2,521,767	7/1/09
Luxtera		1,763,131	1,763,131	6/1/10
Mistletoe Technologies		4,363,340	4,363,340	3/1/09
Molecular Imprints		768,939	768,939	1/1/08
Montalvo Systems		1,262,431	1,262,431	8/1/08
Netxen		3,806,643	3,806,643	10/1/10
Raza Microelectronics		7,830,092	7,830,092	4/1/10
Silicon Optix		6,115,674	6,115,674	4/1/09
Tak Imaging		250,338	250,338	*
Teknovus		3,264,150	3,264,150	3/1/10
Xilient		1,473,767	1,473,767	12/1/09
Subtotal:	26.6%	$62,639,582	$62,639,582

Software
5SquareSystems		$1,386,571	$1,386,571	7/1/09
AboveAll Software		-	2,444,208	*
Adomo		1,809,297	1,809,297	6/1/09
Akimbo Systems		1,114,017	1,114,017	2/1/09
Arena Solutions		4,747,274	4,747,274	1/1/10
Athena Design Systems		795,364	795,364	9/1/08
Berkeley Design Automation		231,335	231,335	5/1/10
Biz360		298,791	298,791	10/1/07
Blackfoot		140,284	290,284	*
BlueRoads		3,653,151	3,653,151	3/1/10
Bocada		1,771,731	1,771,731	10/1/09
Cloudmark		2,676,002	2,676,002	1/1/09
CoWare		1,688,733	1,688,733	12/1/07
Emergent Game Technologies, Inc.		829,170	829,170	7/1/09
Enigma Information Retrieval Systems		1,455,200	1,455,200	11/1/08
Enkata Technologies		1,056,303	1,056,303	4/1/10
Everdream		2,218,233	2,218,233	10/1/09
Evincii		114,121	114,121	3/1/10
fastmobile		1,609,183	1,609,183	6/1/09

firstRain		1,935,866	1,935,866	12/1/08
Fusion Dynamic		75,486	775,486	*
Integrien		3,435,681	3,435,681	1/1/10
JasperSoft		1,800,275	1,800,275	9/1/09
Kareo		298,123	298,123	7/1/10
KonaWare		163,805	163,805	4/1/08
Market6		600,563	600,563	4/1/10
MetaCarta		3,438,262	3,438,262	11/1/09
Nusym Technologies		678,594	678,594	4/1/09
Orb Networks		980,397	980,397	1/1/10
Perquest		364,657	364,657	3/1/09
Platform Solutions		6,345,564	6,345,564	8/1/09
Qlip Media		660,468	660,468	8/1/08
Sabrix		750,366	750,366	3/1/08
SeeControl		193,272	193,272	7/1/08
Siperian		3,690,630	3,690,630	10/1/09
SIPphone		2,388,976	2,388,976	11/1/09
SOA Software		1,585,120	1,585,120	9/1/08
Solidcore Systems		3,691,575	3,691,575	10/1/09
SoundFlavor		348,304	348,304	4/1/09
Steelwedge		1,448,174	1,448,174	4/1/09
Traiana		2,497,474	2,497,474	12/1/08
Ultriva		1,467,452	1,467,452	12/1/09
Universal Ad		623,926	623,926	7/1/09
W&W Communications		417,319	417,319	12/1/08
Xtime		241,961	241,961	7/1/10
Zoove		2,382,471	2,382,471	2/1/10
Subtotal:	29.7%	$70,099,521	$73,393,729

Technology Services
EchoPass		$1,944,799	$1,944,799	6/1/09
Fusepoint		2,647,371	2,647,371	10/1/08
Jacent Technologies		1,184,449	1,184,449	3/1/09
Neutral Tandem		10,452,972	10,452,972	3/1/10
OpSource		5,495,154	5,495,154	6/1/10
Subtotal:	9.2%	$21,724,745	$21,724,745

Wireless
AeroScout		$1,398,169	$1,398,169	6/1/08
Altierre		1,772,247	1,772,247	4/1/09
Azaire Networks		2,922,293	2,922,293	12/1/09
Blaze Entertainment		145,000	145,000	*
Cellfire		722,750	722,750	3/1/10
Digital Bridges		6,215,542	6,215,542	12/1/08

July Systems		719,750	719,750	4/1/10
LimeLife		2,551,111	2,551,111	10/1/09
Magnolia Broadband		3,561,738	3,561,738	7/1/09
Nextivity		594,372	594,372	11/1/09
OOMA		1,623,232	1,623,232	5/1/09
Pontis		1,107,858	1,107,858	6/1/09
Quickoffice		2,210,837	2,210,837	3/1/09
S5 Wireless		3,748,445	3,748,445	5/1/10
ScanR		1,507,305	1,507,305	8/1/09
Siimpel		4,238,280	4,238,280	5/1/09
SmartDrive		1,960,117	1,960,117	6/1/10
Venturi Wireless		1,299,348	1,299,348	6/1/10
Vivotech		2,604,836	2,604,836	8/1/09
Wavion		2,155,708	2,155,708	3/1/09
WiSpry		1,912,548	1,912,548	4/1/10
Subtotal:	19.1%	$44,971,486	$44,971,486

Total:	173.5%	$409,341,887	$413,301,103

*As of June 30, 2007 loans with a cost basis of $4.7 million and a fair market value of $0.7 million have been classified as non-accrual.  Loans as of December 31, 2006 are in non-affiliates and consist of the following:

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At June 30, 2007, the Fund had unexpired unfunded commitments to borrowers of $85.2 million.

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

4.  CAPITAL STOCK

As of June 30, 2007 and December 31, 2006, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Company through June 30, 2007 and December 31, 2006 was $250.0 million, of which $242.5 million and $238.5 million, respectively, was contributed to the Fund.

The chart below shows the distributions of the Fund for the six months ended June 30, 2007 and 2006.

	2007	2006
Cash distributions	$19,300,000	$9,200,000
Distributions of securities	1,826,019	2,732,096

Total distributions to shareholder	$21,126,019	$11,932,096

5.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2007 and 2006.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006

Total return*	12.51%	12.80%	12.93%	15.40%

Per share amounts:
Net asset value, beginning of period	$2,360.68	$1,795.54	$2,381.48	$1,557.48
Net investment income (loss)	84.83	66.31	184.11	128.87
Net change in unrealized gain from
investments and hedging activity	(11.94)	(9.93)	(35.19)	(5.47)
Total income	72.89	56.38	148.92	123.40
Capital contributions	-	40.00	40.00	250.00
Income distributions to shareholder	(74.43)	(80.36)	(151.26)	(119.32)

Return of capital to shareholder	-	-	(60.00)	-

Net asset value, end of period	$2,359.14	$1,811.56	$2,359.14	$1,811.56

Net assets, end of period	$235,914,152	$181,156,372	$235,914,152	$181,156,372

Ratios to average net assets:

Expenses*	10.51%	9.57%	10.54%	9.55%
Net investment income *	14.29%	15.00%	15.60%	15.49%
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

Results of Operations –For the three and six months ended June 30, 2007 and 2006

Total investment income for the three months ended June 30, 2007 and 2006 was $14.7 million and $10.9 million, respectively, of which $14.4 million and $10.5 million consisted of interest on venture loans outstanding during the period.  Total investment income for the six months ended June 30, 2007 and 2006 was $30.9 million and $20.8 million, respectively, of which $29.4 million and $20.2 million consisted of interest on venture loans outstanding during the period.  The remaining income related to interest income from short-term investment of cash as well as other income from commitment fees, warrants received for loans that will never fund, and an incentive fee received as the result of restructuring a loan.   As additional loans are funded, investment income continues to increase as does the outstanding balance of loans.  Performing loans rose from $247.9 million as of December 31, 2005 to $328.6 million as of June 30, 2006 and $418.9 million as of December 31, 2006 before dipping to $408.6 million as of June 30, 2007. This was partially offset by decreasing interest rates, as average interest rates declined from 13.84% for the three months ended June 30, 2006 to 13.79% for the three months ended June 30, 2007 and 14.18% for the six months ended June 30, 2006 to 14.01% for the six months ended June 30, 2007.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.  A very competitive environment caused the average interest rates to decline slightly for the periods reported.

Management fees for the three months ended June 30, 2007 and 2006, were $2.7 million and $1.8 million, respectively.  Management fees for the six months ended June 30, 2007 and 2006 were $5.6 million and $3.3 million, respectively.     Management fees were based on committed capital of the Company until the second anniversary which occurred in May 2006, at which time they became based on assets under management.  Management fees increased as assets under management exceeded committed capital as of June 30 2007.

Total interest expense was $3.0 million and $2.0 million for the three months ended June 30, 2007 and 2006, respectively.  Interest expense increased for the period because average borrowings outstanding under the debt facility increased from $150.7 million for the three months ended June 30, 2006 to $205.9 million for the three months ended June 30, 2007.  Additionally, weighted average interest rates increased from 5.4% to 5.8% for that same period as interest rates in general continued to rise.  Total interest expense was $5.9 million and $3.7 million for the six months ended June 30, 2007 and 2006, respectively.  Average borrowings outstanding under the debt facility increased from $142.4 million for the six months ended June 30 2006 to $206.8 million for the six months ended June 30, 2007.  Additionally, weighted average interest rates increased from 5.3% to 5.7% for that same period.

Net investment income for the three months ended June 30, 2007 and 2006 was $8.5 million and $6.6 million, respectively.  Net investment income for the six months ended June 30, 2007 and 2006 was $18.4 million and $12.9 million, respectively.

Total realized loss from investment transactions was $1.2 million and $2.9 million for the three and six months ended June 30, 2007.  There was no realized loss during the six months ended June 30, 2006.  The realized losses consist of write offs of uncollectible loans.

Total unrealized loss for the three months ended June 30, 2007 and 2006 was less than $0.1 million and $1.0 million, respectively.    The unrealized loss for the three months ended June 30, 2007 was the result of a net $0.4 million reserve taken against loans and a gain from the Fund’s hedging activities of $0.4 million.  The unrealized loss for the three months ended June 30, 2006 was the result of a $1.2 million net reserve taken against loans and a $0.2 million gain from the Fund’s hedging activities.  Total unrealized loss for six months ended June 30, 2007 and 2006 was $0.7 million and $0.5 million, respectively.    The unrealized loss for the six months ended June 30, 2007 was the result of a net $0.7 million reserve taken against loans and a gain from the Fund’s hedging activities of $0.1 million.  The unrealized loss for the three months ended June 30, 2006 was the result of a $1.2 million net reserve taken against loans and a $0.7 million gain from the Fund’s hedging activities.

Net increase in net assets resulting from operations for the three months ended June 30, 2007 and 2006 was $7.3 million and $5.6 million, respectively.  On a per share basis, net increase in net assets resulting from operations was $72.89 and $56.38 for the three months ended June 30, 2007 and 2006, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2007 and 2006 was $14.9 million and $12.3 million, respectively.  On a per share basis, net increase in net assets resulting from operations was 148.92 and $123.4 for the six months ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources – June 30, 2007 and December 31, 2006

Total capital contributed to the Fund was $242.5 million and $238.5 million at June 30, 2007 and December 31, 2006, respectively.  Committed capital to the Company at June 30, 2007 and December 31, 2006 was $250.0 million, all of which had been called.

The Fund had in place a $230.0 million securitization debt facility as of June 30, 2007 and December 31, 2006.  Borrowings by the Fund are collateralized by receivables from loans advanced by the Fund in its ordinary course of business.  The Fund pays interest on its borrowings based on the secured facility’s cost of issuing commercial paper obligations.  The Fund typically will enter into hedge transactions to limit its interest rate risk, and thus the net interest expense will be based in a large part on the fixed rate negotiated on these transactions.  The facility terminates in May 2009, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  The first draw against this direct financial obligation of the Fund took place in October, 2004.  As of December 31, 2004, fees of $1,074,250 were incurred in order to procure the facility.  Additionally $17,000 was incurred in March, 2005 and $50,000 was incurred in November 2005 in conjunction with the facility.  Legal costs of $287,050 were incurred in negotiation of the facility.  An additional $27,375 was incurred during the first quarter of 2006 and $11,852 was incurred in the second quarter of 2007. Both the bank fees and legal costs have been capitalized and are being amortized over the expected life of the facility.

At June 30, 2007 and December 31, 2006 the Fund had interest rate swap transactions outstanding with a total notional principal amount of $200.0 million and $160.9 million.  The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value.  The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of June 30, 2007 and December 31, 2006, 4% and 5%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during the six months ended June 30, 2007. Amounts disbursed under the Fund's loan commitments totaled approximately $104.7 million during the period from January 1, 2007 through June 30, 2007. Net loan amounts outstanding after amortization and reserves decreased by approximately $11.0 million for the same period. Unexpired, unfunded commitments totaled approximately $85.2 million as of June 30, 2007.

As of	Amount Disbursed	Principal Reductions and Reserves	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
June 30, 2007	$740.6 million	$331.3 million	$409.3 million	$85.2 million
December 31, 2006	$635.9 million	$215.6 million	$420.3 million	$121.7 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to than 1% of income for the three and six months ended June 30, 2007. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

The Fund may become party to certain lawsuits from time to time in the normal course of business.  While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Fund does not expect these proceedings will have a material effect upon the Fund's financial condition or results of operation.  Management is not aware of any pending legal proceedings involving the Fund.

Item 1A.

Risk Factors

See item 1A- ‘Risk Factors’ in the Fund’s 2006 Annual Report on Form 10-K for a detailed description of the principal risks that attend to the Fund and its business.  There have been no material changes in these risk factors during the six months ended June 30, 2007 except as set forth below.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003.  No other shares of the Fund have been sold; however the Fund received an additional $242.5 million of paid in capital during the period from May 28, 2004 through June 30, 2007 which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING IV, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

August 10, 2007

Date:

August 10, 2007

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

Date: August 10, 2007

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

Date: August 10, 2007

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

August 10, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
August 10, 2007