Form 10-Q
period 2007-09-30
VENTURE LENDING & LEASING IV INC
filed 2007-11-13
CIK 1271808

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Outstanding as of November 1, 2007

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of September 30, 2007 and December 31, 2006

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2007 and 2006

Condensed Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2007 and 2006

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2007 and 2006

Notes to Condensed Financial Statements (Unaudited) for the three and nine months ended September 30, 2007 and 2006

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

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING IV, INC.

 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30, 2007	December 31, 2006
ASSETS
Loans, at estimated fair value
(Cost of $393,628,439 and $423,548,200)	$391,687,143	$420,328,200
Cash and cash equivalents	17,036,911	20,536,280
Other assets	5,195,162	6,507,899

Total assets	413,919,216	447,372,379

LIABILITIES
Borrowings under debt facility	176,015,512	204,615,512
Accrued management fees	2,584,897	2,796,077
Accounts payable and other accrued liabilities	1,417,207	1,812,315

Total liabilities	180,017,616	209,223,904

Net assets	$233,901,600	$238,148,475

Analysis of Net Assets:

Capital paid in on shares of capital stock	$242,525,000	$238,525,000
Return of capital distributions	(7,629,686)	(1,629,686)
Distributable earnings (Accumulated deficit)	(993,714)	1,253,161
Net assets (equivalent to $2,339.01 and $2,381.48 per share based on
100,000 shares of capital stock outstanding - See Note 7)	$233,901,600	$238,148,475

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

INVESTMENT INCOME:
Interest on loans	$13,484,226	$11,733,036	$42,902,568	$31,962,925
Other interest and other income	364,482	310,223	1,804,365	910,245
Total investment income	13,848,708	12,043,259	44,706,933	32,873,170

EXPENSES:
Management fees	2,586,995	2,427,744	8,141,920	5,768,857
Interest expense	2,859,350	2,423,317	8,779,254	6,159,553
Banking and legal fees	455,759	396,770	1,301,564	1,141,886
Other operating expenses	89,924	66,267	216,146	187,139
Total expenses	5,992,028	5,314,098	18,438,884	13,257,435
Net investment income	7,856,680	6,729,161	26,268,049	19,615,735

Net realized loss from investment transactions	(2,409,890)	-	(5,277,987)	-
Change in unrealized loss from investments and
hedging activities	1,169,819	(1,798,593)	518,243	(2,345,112)
Net realized and unrealized loss from investment
and hedging activities	(1,240,071)	(1,798,593)	(4,759,744)	(2,345,112)
Net increase in net assets
resulting from operations	$6,616,609	$4,930,568	$21,508,305	$17,270,623
Net increase in net assets
resulting from operations per share	$66.17	$49.31	$215.08	$172.71
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS  (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Increase in net assets from operations
Net investment income	$7,856,680	$6,729,161	$26,268,049	$19,615,735
Net realized loss from investment
transactions	(2,409,890)	-	(5,277,987)	-
Change in unrealized loss from
investments and hedging activities	1,169,819	(1,798,593)	518,243	(2,345,112)

Net increase in net assets resulting
from operations	6,616,609	4,930,568	21,508,305	17,270,623

Distributions of income to shareholder	(8,629,161)	(5,848,500)	(23,755,180)	(17,780,596)
Return of capital to shareholder	-	-	(6,000,000)	-
Capital share transactions	-	19,000,000	4,000,000	44,000,000

Total increase (decrease)	(2,012,552)	18,082,068	(4,246,875)	43,490,027

Net assets
Beginning of period	235,914,152	181,156,372	238,148,475	155,748,413

End of period	$233,901,600	$199,238,440	$233,901,600	$199,238,440

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	For the Nine Months Ended September 30, 2007		For the Nine Months Ended September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$21,508,305		$17,270,623
Adjustments to reconcile net increase in net assets to net cash provided by (used in) operating activities:
Net realized loss on loans	5,277,987		-
Net change in unrealized loss (gain) from investments and hedging activities	(518,243)		2,345,112
Amortization of deferred costs related to borrowing facility	180,940		179,089
Net decrease (increase) in other assets	810,338		(1,354,622)
Net increase (decrease) in accounts payable, accrued liabilities, and accrued management fees	(1,033,437)		1,679,714
Origination of loans	(154,115,062)		(222,065,747)
Principal payments on loans	179,086,427		103,870,938
Acquisition of equity securities	(3,984,772)		(3,791,596)
Net cash provided by (used in) operating activities	47,212,483	-	(101,866,489)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholder	(26,100,000)		(13,600,000)
Borrowings under debt facility	20,400,000		72,200,000
Repayments of debt facility	(49,000,000)		(5,000,000)
Payment of bank facility fees and costs	(11,852)		(27,375)
Contributions from shareholder	4,000,000		44,000,000
Net cash provided by (used in) financing activities	(50,711,852)		97,572,625
Net decrease in cash and cash equivalents	(3,499,369)		(4,293,864)

CASH AND CASH EQUIVALENTS:
Beginning of period	20,536,280		20,798,146
End of period	$17,036,911		$16,504,282
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:
Interest	$8,821,434		$5,869,507
NON-CASH ACTIVITIES:
Receipt of stock as repayment of loan	$329,591		$389,000
Distributions of equity securities to shareholder	$3,655,181		$4,180,596

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and nine months ended September 30, 2007 are not necessarily indicative of what the results would be for a full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2007, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the three month period ended September 30, 2007 and 2006, the weighted average interest rate on performing loans was 13.49% and 13.62%, respectively.  For the nine month period ended September 30, 2007 and 2006, the weighted average interest rate on performing loans was 13.85% and 13.99%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

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

Valuation Methods

Venture loans are generally held to maturity as there is no secondary market for the loans and are recorded at estimated fair value. Management determines whether to adjust the estimated fair value of a loan based on a credit analysis of the borrower, which generally includes consideration of several factors, including but not limited to the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment.    The amount of any valuation adjustment is determined based upon an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery.

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

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The Fund is currently evaluating the impact of the adoption of SFAS 157 on its financial statements.

 In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  SFAS 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007. The Fund is currently evaluating the impact of the adoption of SFAS 159 on its financial statements.

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

Loans as of September 30, 2007 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 9/30/07	9/30/07	Maturity Date

Biotechnology
Acumen Pharmaceuticals		$504,765	$504,765	8/1/10
Athersys		1,913,329	1,913,329	6/1/08
ProMetic		8,522,495	8,522,495	8/1/09
Raven Biotechnologies		1,415,450	1,415,450	6/1/08
SanBio		1,199,520	1,199,520	10/1/10
Serenex		1,057,938	1,057,938	8/1/08
Trellis Bioscience		934,447	934,447	9/1/10
Subtotal:	6.6%	$15,547,944	$15,547,944

Carrier Networking
Actelis		$2,420,763	$2,420,763	12/1/08
Ellacoya Networks		5,405,493	5,405,493	12/1/09
Kasenna		1,614,866	1,614,866	9/1/09
OnSite Systems		339,335	339,335	12/1/08
OpVista		5,164,471	5,164,471	5/1/10
Overture Networks		3,018,000	3,018,000	2/1/10
World Wide Packets		9,998,929	9,998,929	1/1/10
Subtotal:	12.0%	$27,961,857	$27,961,857

Computers & Storage
Calista Technologies		$577,370	$577,370	7/1/10
CloudShield		1,404,956	1,404,956	1/1/10
D-Wave Systems		445,911	445,911	7/1/10
Gear Six, Inc.		983,881	983,881	7/1/10
Layered Media		1,438,554	1,438,554	6/1/09
Ncomputing		1,206,250	1,206,250	9/1/10
Panta Systems		923,574	923,574	*
Powerfile		992,799	992,799	6/1/08
Prostor Systems		895,621	895,621	7/1/08
Sanrad		1,649,683	1,649,683	12/1/08
Sepaton		4,049,775	4,049,775	10/1/09
Teneros		2,082,738	2,082,738	10/1/09
Voyence		2,157,082	2,157,082	6/1/09
Subtotal:	8.0%	$18,808,194	$18,808,194

Enterprise Networking
BlueSocket		$1,466,698	$1,466,698	12/1/09
Envivio		2,883,909	2,883,909	8/1/10
Informative		990,317	990,317	7/1/09
NeoPath Networks		3,150,653	3,150,653	11/1/09
NextHop Technologies		976,199	976,199	6/1/08
The Return Exchange		126,844	126,844	6/1/08
Subtotal:	4.1%	$9,594,620	$9,594,620

Internet
Accelovation		$676,220	$676,220	6/1/10
Aggregate Knowledge		824,199	824,199	2/1/11
Collarity		484,855	484,855	8/1/10
Cuill		2,944,024	2,944,024	10/1/11
Cyclone Commerce		146,692	146,692	12/1/07
Digital Railroad		1,638,889	1,638,889	1/1/10
Donnerwood Media		729,808	729,808	8/1/10
EForce Media		1,457,634	1,457,634	7/1/10
FaceBook		1,447,862	1,447,862	11/1/08
Feedster		1,051,305	1,051,305	*
Flock		980,222	980,222	5/1/10
Genius		1,383,957	1,383,957	5/1/09
Goodmail Systems		1,862,649	1,862,649	2/1/09
Koders		390,831	390,831	2/1/10
Kosmix		546,025	546,025	9/1/08
Monitor110		1,833,939	1,833,939	1/1/10
Philotic		112,666	112,666	7/1/10
Plaxo		1,094,432	1,094,432	6/1/10
QuantCast		189,438	189,438	9/1/10
Radar Networks		683,201	683,201	7/1/10
Return Path		3,204,967	3,204,967	6/1/10
Riya		1,173,426	1,173,426	11/1/09
ScanScout		581,369	581,369	12/1/09
SciQuest		177,120	177,120	10/1/07
Sharpcast		2,869,550	2,869,550	9/1/10
Skoop Heavy [Skoop Heavy Industries]		1,105,788	1,105,788	1/1/10
SnapJot		112,091	112,091	10/1/08
ThisNext, Inc.		478,591	478,591	6/1/10
Tribe		-	465,007	*
Turn		2,047,384	2,047,384	2/1/10
ultraRPM		1,963,534	1,963,534	3/1/10
Vast.com		189,997	189,997	12/1/08
VetCentric		4,150,097	4,150,097	11/1/09
Subtotal:	16.5%	$38,532,762	$38,997,769

Medical Devices
Ablation Frontiers		$719,660	$719,660	8/1/08
Accuri Cytometers		978,538	978,538	9/1/10
Aspire Medical		3,049,846	3,049,846	12/1/09
Cardiva Medical		203,132	203,132	11/1/07
Emergent Respiratory Products		185,824	185,824	6/1/08
Emphasys Medical		1,883,527	1,883,527	9/1/10

EnteroMedics		6,185,280	6,185,280	8/1/10
Evalve		7,223,289	7,223,289	8/1/09
HandyLab		116,345	116,345	6/1/10
iBalance Medical		965,071	965,071	3/1/10
Inogen		1,561,355	1,561,355	7/1/09
LipoScience		440,467	440,467	10/1/07
Myocor		7,659,084	7,659,084	2/1/10
Myoscience		556,316	556,316	12/1/10
Nellix		298,583	298,583	10/1/10
NeoGuide Systems		1,189,537	1,189,537	7/1/10
Oculus Innovative Sciences		2,583,804	2,583,804	4/1/09
Percutaneous Systems		799,149	799,149	9/1/09
Scandius BioMedical		2,071,326	2,071,326	12/1/09
Volcano Corporation		255,953	255,953	2/1/08
Subtotal:	16.6%	$38,926,086	$38,926,086

Other Healthcare
Advanced ICU Care		$180,270	$180,270	6/1/10
Chakshu Research		4,355,609	4,355,609	12/1/09
MedManage Systems		530,594	530,594	8/1/10
Nanosphere		5,065,200	5,065,200	8/1/10
Pharmacy TV Network		-	336,005	*
Skylight Healthcare Systems		3,839,331	3,839,331	7/1/10
Subtotal:	6.0%	$13,971,004	$14,307,009

Other Technology
Building B		$1,587,619	$1,587,619	10/1/10
EoPlex		194,846	194,846	8/1/10
Nanoconduction		2,774,239	2,774,239	8/1/10
NanoGram		2,742,607	2,742,607	12/1/10
Nanosolar		1,141,660	1,141,660	5/1/10
Nanostellar		1,494,795	1,494,795	7/1/09
Neophotonics [Paxera]		272,529	272,529	7/1/08
ORYXE Energy International		1,453,016	1,453,016	5/1/10
Sub-One		2,751,880	2,751,880	8/1/10
Tag Networks		2,859,674	2,859,674	9/1/09
Triformix		303,912	303,912	3/1/09
Subtotal:	7.5%	$17,576,777	$17,576,777

Security
Apere		$503,764	$503,764	5/1/09
Assurz		1,047,815	1,047,815	1/1/10
BigFix		934,146	934,146	5/1/08
CipherOptics		2,600,425	2,600,425	3/1/10

Dragnet Solutions		164,450	164,450	4/1/09
Ironkey		631,125	631,125	4/1/10
Lancope		1,096,371	1,096,371	10/1/08
Mi5		194,411	194,411	7/1/09
Nevis Networks		985,023	985,023	8/1/09
Safend		2,473,273	2,473,273	12/1/09
Secure Elements		491,139	491,139	10/1/08
SNOCAP		4,471,092	4,471,092	1/1/10
TrustedID		1,686,855	1,686,855	11/1/09
Vericept		2,907,799	2,907,799	6/1/09
Voltage Security		5,020,621	5,020,621	6/1/09
Xactly		378,020	378,020	6/1/10
Subtotal:	10.9%	$25,586,329	$25,586,329

Semiconductors & Equipment
Aeluros		$1,395,426	$1,395,426	10/1/08
Alereon		1,680,081	1,680,081	7/1/10
Andigilog		1,376,715	1,376,715	12/1/08
Aristos Logic		4,499,642	4,499,642	4/1/10
Azuro		2,871,589	2,871,589	2/1/10
Bitwave Semiconductor		954,969	954,969	12/1/09
Celestial Semiconductor		1,796,700	1,796,700	6/1/09
Cswitch		2,665,074	2,665,074	5/1/10
Discera		374,020	374,020	10/1/08
Enigma Semiconductor		1,012,444	1,012,444	12/1/08
InSilica		1,796,648	1,796,648	12/1/09
Integrated Materials		1,510,870	1,510,870	3/1/10
Intelleflex		733,955	733,955	11/1/08
InvenSense		2,142,692	2,142,692	7/1/10
KeyEye Communications		4,536,068	4,536,068	3/1/10
Luminescent Technologies		2,267,366	2,267,366	7/1/09
Luxtera		2,365,069	2,365,069	10/1/10
Mistletoe Technologies		3,825,505	3,825,505	6/1/10
Molecular Imprints		368,940	368,940	1/1/08
Montalvo Systems		1,000,930	1,000,930	8/1/08
Netxen		3,215,728	3,215,728	10/1/10
Raza Microelectronics		11,057,202	11,057,202	7/1/10
Silicon Optix		5,382,982	5,382,982	4/1/09
Teknovus		2,982,697	2,982,697	3/1/10
Tela Innovations		240,210	240,210	7/1/10
Xilient		1,372,633	1,372,633	12/1/09
Subtotal:	27.1%	$63,426,155	$63,426,155

Software

5SquareSystems	$1,241,885	$1,241,885	7/1/09
Adomo	1,226,429	1,226,429	6/1/10
Akimbo Systems	938,708	938,708	2/1/09
Arena Solutions	4,172,232	4,172,232	1/1/10
Athena Design Systems	631,965	631,965	9/1/08
Berkeley Design Automation	513,223	513,223	5/1/10
Biz360	75,879	75,879	10/1/07
Blackfoot	-	290,284	*
BlueRoads	4,604,707	4,604,707	3/1/10
Bocada	1,607,554	1,607,554	10/1/09
Cloudmark	2,312,899	2,312,899	1/1/09
CoWare	686,734	686,734	12/1/07
DemandBase	365,472	365,472	11/1/10
Emergent Game Technologies, Inc.	747,094	747,094	7/1/09
Enigma Information Retrieval Systems	1,219,837	1,219,837	11/1/08
Enkata Technologies	867,710	867,710	4/1/10
Evincii	106,006	106,006	3/1/10
fastmobile	1,429,558	1,429,558	6/1/09
firstRain	1,663,915	1,663,915	12/1/08
Fusion Dynamic	75,486	775,486	*
Integrien	3,151,246	3,151,246	1/1/10
JasperSoft	1,633,504	1,633,504	9/1/09
Kareo	278,305	278,305	7/1/10
KonaWare	111,159	111,159	4/1/08
Market6	1,221,191	1,221,191	7/1/10
MetaCarta	2,979,305	2,979,305	11/1/09
Nusym Technologies	585,911	585,911	4/1/09
Orb Networks	900,781	900,781	1/1/10
Perquest	320,596	320,596	3/1/09
Platform Solutions	6,179,182	6,179,182	8/1/09
Qlip Media	545,570	545,570	8/1/08
Sabrix	556,434	556,434	3/1/08
Siperian	3,359,133	3,359,133	10/1/09
SIPphone	2,187,319	2,187,319	11/1/09
SOA Software	909,878	909,878	9/1/08
Solidcore Systems	3,360,955	3,360,955	10/1/09
SoundFlavor	425,877	425,877	7/1/10
Steelwedge	1,449,164	1,449,164	4/1/09
Traiana	2,112,273	2,112,273	12/1/08
Ultriva	1,347,916	1,347,916	12/1/09
Universal Ad	551,069	551,069	7/1/09
Visible World	3,592,714	3,592,714	9/1/10
W&W Communications	356,387	356,387	12/1/08

Xtime		242,799	242,799	7/1/10
Zoove		2,214,874	2,214,874	2/1/10
Subtotal:	27.8%	$65,060,835	$66,051,119

Technology Services
Fusepoint		$2,270,116	$2,270,116	10/1/08
Jacent Technologies		841,796	991,796	*
Neutral Tandem		9,258,247	9,258,247	3/1/10
OpSource		5,104,634	5,104,634	6/1/10
Subtotal:	7.5%	$17,474,793	$17,624,793

Wireless
AeroScout		$1,033,023	$1,033,023	6/1/08
Altierre		1,543,883	1,543,883	4/1/09
Blaze Entertainment		145,000	145,000	*
Cellfire		1,450,799	1,450,799	3/1/10
Digital Bridges		5,316,237	5,316,237	12/1/08
HandsOn Mobile		3,239,023	3,239,023	5/1/10
July Systems		725,849	725,849	4/1/10
LimeLife		2,324,140	2,324,140	10/1/09
Magnolia Broadband		3,183,020	3,183,020	7/1/09
Nextivity		541,420	541,420	11/1/09
OOMA		1,398,402	1,398,402	5/1/09
Pontis		996,182	996,182	6/1/09
Quickoffice		2,437,481	2,437,481	7/1/10
S5 Wireless		3,505,251	3,505,251	5/1/10
Sandlinks		980,139	980,139	6/1/10
ScanR		1,356,461	1,356,461	8/1/09
SmartDrive		1,856,809	1,856,809	6/1/10
Venturi Wireless		1,271,521	1,271,521	6/1/10
Vivotech		2,340,138	2,340,138	8/1/09
Wavion		1,876,297	1,876,297	3/1/09
WiSpry		1,698,712	1,698,712	4/1/10
Subtotal:	16.8%	$39,219,787	$39,219,787

Total:	167.5%	$391,687,143	$393,628,439

*As of September 30, 2007 loans with a cost basis of $5.0 million and a fair market value of $3.0 million have been classified as non-accrual.  Loans as of December 31, 2006 are in non-affiliates and consist of the following:

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At September 30, 2007, the Fund had unexpired unfunded commitments to borrowers of $94.4 million.

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

4.  CAPITAL STOCK

As of September 30, 2007 and December 31, 2006, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Company through September 30, 2007 and December 31, 2006 was $250.0 million, of which $242.5 million and $238.5 million, respectively, was contributed to the Fund.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2007 and 2006.

	2007	2006
Cash distributions	$26,100,000	$13,600,000
Distributions of securities	3,655,181	4,180,596

Total distributions to shareholder	$29,755,181	$17,780,596

5.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2007 and 2006.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006

Total return*	11.38%	10.37%	12.66%	13.99%

Per share amounts:
Net asset value, beginning of period	$2,359.14	$1,811.56	$2,381.48	$1,557.48
Net investment income (loss)	78.57	67.29	262.68	196.16
Net change in unrealized gain from
investments and hedging activity	(12.40)	(17.98)	(47.59)	(23.45)
Total income	66.17	49.31	215.09	172.71
Capital contributions	-	190.00	40.00	440.00
Income distributions to shareholder	(86.29)	(58.49)	(237.55)	(177.81)

Return of capital to shareholder	-	-	(60.00)	-

Net asset value, end of period	$2,339.02	$1,992.38	$2,339.02	$1,992.38

Net assets, end of period	$233,901,600	$199,238,440	$233,901,600	$199,238,440

Ratios to average net assets:

Expenses*	10.01%	10.96%	10.44%	10.11%
Net investment income *	13.13%	13.88%	14.88%	14.95%
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

Results of Operations –For the three and nine months ended September 30, 2007 and 2006

Total investment income for the three months ended September 30, 2007 and 2006 was $13.8 million and $12.0 million, respectively, of which $13.5 million and $11.7 million consisted of interest on venture loans outstanding during the period.  Total investment income for the nine months ended September 30, 2007 and 2006 was $44.7 million and $32.9 million, respectively, of which $42.9 million and $32.0 million consisted of interest on venture loans outstanding during the period.  The remaining income related to interest income from short-term investment of cash as well as other income from commitment fees, warrants received for loans that will never fund, and incentive fees received on a certain loan.   As additional loans are funded, investment income continues to increase as does the outstanding balance of loans.  Performing loans rose from $247.9 million as of December 31, 2005 to $363.8 million as of September 30, 2006 and $418.9 million as of December 31, 2006 before dipping to $388.6 million as of September 30, 2007. This was partially offset by decreasing interest rates, as average interest rates declined from 13.62% for the three months ended September 30, 2006 to 13.49% for the three months ended September 30, 2007 and 13.99% for the nine months ended September 30, 2006 to 13.85% for the nine months ended September 30, 2007.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.  A very competitive environment caused the average interest rates to decline slightly for the periods reported.

Management fees for the three months ended September 30, 2007 and 2006, were $2.6 million and $2.4 million, respectively.  Management fees for the nine months ended September 30, 2007 and 2006 were $8.1 million and $5.8 million, respectively.     Management fees were based on committed capital of the Company until the second anniversary which occurred in May 2006, at which time they became based on assets under management.  Management fees increased as assets under management exceeded committed capital as of September 30 2007.

Total interest expense was $2.9 million and $2.4 million for the three months ended September 30, 2007 and 2006, respectively.  Interest expense increased for the period because average borrowings outstanding under the debt facility increased from $170.9 million for the three months ended September 30, 2006 to $187.5 million for the three months ended September 30, 2007.  Additionally, weighted average interest rates increased from 5.7% to 6.1% for that same period as interest rates in general continued to rise.  The commercial paper market was extremely volatile for the quarter causing some increased interest expense.  Total interest expense was $8.8 million and $6.2 million for the nine months ended September 30, 2007 and 2006, respectively.  Average borrowings outstanding under the debt facility increased from $152.0 million for the nine months ended September 30 2006 to $200.3 million for the nine months ended September 30, 2007.  Additionally, weighted average interest rates increased from 5.4% to 5.8% for that same period.

Net investment income for the three months ended September 30, 2007 and 2006 was $7.9 million and $6.7 million, respectively.  Net investment income for the nine months ended September 30, 2007 and 2006 was $26.3 million and $19.6 million, respectively.

Total realized loss from investment transactions was $2.4 million and $5.3 million for the three and nine months ended September 30, 2007.  There was no realized loss during the nine months ended September 30, 2006.  The realized losses consist of write offs of uncollectible loans.

Total unrealized gain (loss) for the three months ended September 30, 2007 and 2006 was $1.2 million and

$ (1.8) million, respectively.    The unrealized gain for the three months ended September 30, 2007 was the result of a  $2.4 million decrease in reserve taken against loans written off during the quarter netted against new valuation adjustments of $0.4 million which was taken on three loans as well as a loss from the Fund’s hedging activities of $0.8 million.  The unrealized loss for the three months ended September 30, 2006 was the result of a $0.8 million net valuation adjustment taken against loans and a $1.0 million unrealized loss from the Fund’s hedging activities.  Total unrealized loss for the nine months ended September 30, 2007 and 2006 was $0.5 million and $(2.3) million, respectively.    The unrealized loss for the nine months ended September 30, 2007 was the result of a 5.2 million decrease in valuation adjustment previously taken against loans which were either written off or paid during the period netted against $3.9 million in valuation adjustment taken on loans as well as a loss from the Fund’s hedging activities of $0.8 million.  The unrealized loss for the nine months ended September 30, 2006 was the result of a $2.0 million net valuation adjustment taken against loans and a $0.3 million loss from the Fund’s hedging activities.

Net increase in net assets resulting from operations for the three months ended September 30, 2007 and 2006 was $6.6 million and $4.9 million, respectively.  On a per share basis, net increase in net assets resulting from operations was $66.17 and $49.31 for the three months ended September 30, 2007 and 2006, respectively.

Net increase in net assets resulting from operations for the nine months ended September 30, 2007 and 2006 was $21.5 million and $17.3 million, respectively.  On a per share basis, net increase in net assets resulting from operations was $215.08 and $172.71 for the nine months ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources – September 30, 2007 and December 31, 2006

Total capital contributed to the Fund was $242.5 million and $238.5 million at September 30, 2007 and December 31, 2006, respectively.  Committed capital to the Company at September 30, 2007 and December 31, 2006 was $250.0 million, all of which had been called.

The Fund had in place a $230.0 million securitization debt facility as of September 30, 2007 and December 31, 2006.  Borrowings by the Fund are collateralized by receivables from loans advanced by the Fund in its ordinary course of business.  The Fund pays interest on its borrowings based on the secured facility’s cost of issuing commercial paper obligations.  The Fund typically will enter into hedge transactions to limit its interest rate risk, and thus the net interest expense will be based in a large part on the fixed rate negotiated on these transactions.  The facility terminates in May 2009, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  The first draw against this direct financial obligation of the Fund took place in October, 2004.  As of December 31, 2004, fees of $1,074,250 were incurred in order to procure the facility.  Additionally $17,000 was incurred in March, 2005 and $50,000 was incurred in November 2005 in conjunction with the facility.  Legal costs of $287,050 were incurred in negotiation of the facility.  An additional $27,375 was incurred during the first quarter of 2006 and $11,852 was incurred in the second quarter of 2007. Both the bank fees and legal costs have been capitalized and are being amortized over the expected life of the facility.

At September 30, 2007 and December 31, 2006 the Fund had interest rate swap transactions outstanding with a total notional principal amount of $158.5 million and $160.9 million.  The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value.  The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of September 30, 2007 and December 31, 2006, 4% and 5%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during the nine months ended September 30, 2007. Amounts disbursed under the Fund's loan commitments totaled approximately $154.1 million during the period from January 1, 2007 through September 30, 2007. Net loan amounts outstanding after amortization and reserves decreased by approximately $28.6 million for the same period. Unexpired, unfunded commitments totaled approximately $94.4 million as of September 30, 2007.

As of	Amount Disbursed	Principal Reductions and Reserves	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
September 30, 2007	$790.0 million	$398.3 million	$391.7 million	$94.4 million
December 31, 2006	$635.9 million	$215.6 million	$420.3 million	$121.7 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to than 1% of income for the three and nine months ended September 30, 2007. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 1A.

Risk Factors

See item 1A- ‘Risk Factors’ in the Fund’s 2006 Annual Report on Form 10-K for a detailed description of the principal risks that attend to the Fund and its business.  There have been no material changes in these risk factors during the nine months ended September 30, 2007 except as set forth below.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003.  No other shares of the Fund have been sold; however the Fund received an additional $242.5 million of paid in capital during the period from May 28, 2004 through September, 2007 which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING IV, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

November 13, 2007

Date:

November 13, 2007

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

Date: November 13, 2007

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

Date: November 13, 2007

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

November 13, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
November 13, 2007