Form 10-K
period 2007-12-31
VENTURE LENDING & LEASING IV INC
filed 2008-03-31
CIK 1271808

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

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

Accelerated filer _____

 Non-accelerated filer   X

Smaller reporting company _____

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes __ No X

As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2008 was 100,000.

Documents Incorporated by Reference

Document Description

10-K Part

Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting

of Shareholders to be held May 14, 2008

III

PART I

ITEM 1.

BUSINESS.

Introduction.

Venture Lending & Leasing IV, Inc. (the “Fund”) was incorporated in Maryland on October 31, 2003, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing IV, LLC, a Delaware limited liability company (the “Company”).  The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, in the form of secured loans.  Additionally the Fund may provide debt financing to public and late-stage private companies.  Prior to commencing its operations on May 28, 2004, the Fund had no operations other than the sale of 100,000 shares to the Company for $25,000.  As of December 31, 2007, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.

The Fund’s shares of Common Stock, $.001 par value (“Shares”) are held entirely by the Company.  As capital is required to finance the acquisition of loans, additional capital is provided by the Company.

Investment Program.

General.  As a BDC, the Fund is required to invest in eligible portfolio companies and (with certain exceptions) make available to them significant managerial assistance.  Generally, an eligible portfolio company is a U.S. company (i.e., is organized and has its principal place of business in the U.S.) that is not an investment company (or excepted from the definition of investment company pursuant to Section 3(c) of the 1940 Act) that meets one of the following tests: (1) it has not issued a class of margin securities that is eligible for margin loans; (2) does not have any class of securities listed on a national securities exchange; (3) it is a very small and solvent company ($4 million or less in total assets and capital and surplus of not less than $2 million); or (4) it is controlled by a BDC or group of companies including a BDC and the BDC exercises a controlling influence over the portfolio company and has an affiliated person who is a director of the portfolio company.

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

4.  Securities issued in transactions not involving a public offering from U.S non-investment company issuers subject to bankruptcy, reorganization, insolvency or similar proceeding or otherwise unable to meet their obligations without assistance (purchase may be made from affiliated persons or persons that have been affiliated persons within the preceding 13 months or in limited circumstances other persons);

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

Regulation.  As a BDC, the Fund is required to invest in eligible portfolio companies and (with certain exceptions) make available to them significant managerial assistance.  Eligible portfolio companies, and the regulations governing assets a BDC can acquire, are described under the heading “Investment Program” above.

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

Until May 28, 2008, the Fund may make loan commitments to reinvest the proceeds of matured, repaid or resold investments, net of required distributions to shareholders, principal payments on borrowings and expenses or other obligations of the Fund, in new loans.  Following that date, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants.  Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax free return of capital to a shareholder to the extent of the shareholder's adjusted basis in its shares and then as capital gain.  The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.

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

Lenders have also required the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.  To minimize risks associated with lending money at fixed rates, the Fund enters into interest rate hedging transactions with respect to all or any portion of the Fund’s investments.  There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund.  The variable interest rate that the Fund’s lenders charge cannot be perfectly hedged, and there has been a divergence between the interest rate obtained by the Fund on its interest rate hedging transactions and the interest rate charged to the Fund by its lenders.  In addition, entering into interest rate hedging transactions raises costs to the Fund.  Finally, it is possible that the Fund could incur losses from being “over-hedged” which would result if the loan that was hedged is repaid faster than expected.

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

Indemnification and Exculpation.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care.

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

Illiquidity of Investments. Substantially all of the Fund’s portfolio investments (other than short-term investments) consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist.  Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions.  Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold.  Convertible and subordinated debt investments may also be privately negotiated transactions.  In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund's warrants or equity securities or exchanges them for publicly-traded securities of the acquirer.  The feasibility of such transactions depends upon the entity's financial results as well as general economic and equity market conditions.  Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund's ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities.  When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an "underwriter" or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.

Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund’s policy as approved by the board of directors.  This value will not necessarily reflect the value of the assets which may be realized upon a sale.

CONFLICTS OF INTEREST

Transactions with Venture Lending & Leasing V, Inc (“Fund V”).  The Manager also serves as investment manager for Fund V, which is starting to make new investments.  The Fund’s board of directors has determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2012 (the date on which the Fund will be dissolved), the Fund will invest in each portfolio company in which Fund V invests (“Investments”).  The amount of each Investment will be allocated 50% to the Fund and 50% to the Fund so long as the Fund has capital available to invest.  After May of 2008, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments.  While investing the Fund’s capital in the same companies in which Fund V is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

Although Fund V and the Fund intend to invest in the same companies in the manner described above, the Fund may, at any time, with the approval of its board of directors, (i) discontinue investing with Fund V with respect to any or all future investments or (ii) choose to invest in different proportions with Fund V than described above.  In addition, the Fund has no control over Fund V, which is not required to invest with the Fund in any particular proportion or at all, and may choose to discontinue investing with the Fund or to invest in different proportions than described in the preceding paragraph.  In the event that Fund V and the Fund invest other than in the pro rata manner described above (which can occur only with board approval of each), the Manager may have a conflict of interest in determining which of the Fund and Fund V will invest in a particular company and, if both, in what proportions.

To the extent that clients, other than Fund V, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund’s board of directors (including a majority of the disinterested directors).

Intercreditor Agreements.  In each transaction in which both the Fund and Fund V invest, it is expected that the Fund and Fund V will enter into an intercreditor agreement pursuant to which the Fund and Fund V will cooperate in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and Fund V pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund V invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.

PROPERTIES.

All of the Fund’s office space is provided by the Manager.

ITEM 3.

LEGAL PROCEEDINGS.

The Fund is not a party to any material legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Fund’s security holders during the last quarter of the year ended December 31, 2007.

PART II.

ITEM 5.

MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

The Fund’s Common Stock is not listed on any securities exchange, and all holders of the Fund’s Common Stock are subject to agreements significantly restricting the transferability of their shares.

The number of holders of record of the Fund’s Common Stock at February 23, 2008 was 1.

The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  The Fund has also established policy for return of capital distributions.  As of December 31, 2007, the Fund had distributed $76.39 million to date to its shareholder, of which $60.48 million was in cash.

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

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Period Ended
	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003*
Statement of Operations Data:
Investment income:
Interest on loans	$56,062,573	$45,927,371	$21,875,022	$2,212,645	$-
Other interest and other income	2,066,317	1,323,733	1,438,967	284,845	-
Total investment income	58,128,890	47,251,104	23,313,989	2,497,490	-
Expenses:
Management fee to managers	10,577,860	8,564,934	6,250,000	3,707,192	-
Interest expense	11,184,921	8,756,294	3,384,093	133,752	-
Banking and legal fees	1,759,879	1,485,884	1,504,866	493,568	-
Organizational costs	-	-	-	109,153	-
Other operating expenses	267,765	255,969	178,274	119,768	-
Total expenses	23,790,425	19,063,081	11,317,233	4,563,433	-
Net investment income (loss)	34,338,465	28,188,023	11,996,756	(2,065,943)	-
Net realized loss from investment
transactions	(5,258,686)	(889,714)	-	-	-
Change in unrealized (loss) gain from investments and hedging activities	(700,447)	(3,469,135)	562,213	20,235	-
Net realized and unrealized (loss) gain from investment and hedging activities	(5,959,133)	(4,358,849)	562,213	20,235	-
Net increase (decrease) in net assets resulting from operations	$28,379,332	$23,829,174	$12,558,969	($2,045,708)	$0

AMOUNTS PER COMMON SHARE:
Net increase (decrease) in net assets resulting from operations	$283.79	$238.29	$125.59	($20.46)	$-
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000	100,000

	As of	As of	As of	As of	As of
	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003
Balance Sheet Data:
Loans	$369,857,127	$420,328,200	$250,865,135	$85,358,153	$-
Net assets	$228,855,506	$238,148,475	$155,748,413	$78,849,606	$25,000
Borrowings under debt facility	$156,015,512	$204,615,512	$117,415,512	$31,450,194	$-

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

Results of Operations – For the years ended December 31, 2007, 2006 and 2005

Total investment income for the years ended December 31, 2007, 2006 and 2005 was $58.1 million, $47.3 million and  $23.3 million, respectively, of which $56.1 million, $45.9 million, and $21.9 million, respectively, consisted of interest on venture loans outstanding.  Remaining income consisted of interest and dividends on the temporary investment of cash, pending investment in venture loans or application to the Fund’s expenses and income from the forfeiture of deposits from prospective borrowers as well as income from securities received from borrowers with commitments that expired unfunded.  The increase in the investment income is primarily a result of the increased loan base on which interest is charged.  Performing loans increased from $85.4 million as of December 31, 2004 to $247.9 million as of December 31, 2005, to $418.9 million as of December 31, 2006 before decreasing to $368.2 million as of December 31, 2007.  Average outstanding loans calculated on a monthly basis rose from $159.1 million in 2005 to $323.9 million for 2006 and $404.3 million for 2007.  Finally, the average interest rate on loans increased from 13.75% for the year ended 2005 to 14.18% for the year ended December 31, 2006 before decreasing to 13.87% for the year ended December 31, 2007.

Expenses for the years ended December 31, 2007, 2006, and 2005 were $23.8 million, $19.1 million, and $11.3 million, respectively.  Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets.  Management fees for the Fund were $10.6 million, $8.6 million and $6.3 million, for the years ended December 31, 2007, 2006 and 2005 respectively.  The increase in management fees from 2005 to 2006 and 2007 is due to the fact that commencing May 28, 2006 (the two year anniversary of the Fund), management fees became based on assets under management as opposed to committed capital.  Assets under management were higher than committed capital for the period from May 28, 2006 through December 31, 2007.  Interest expense was $11.2 million, $8.8 million, and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Borrowings under the debt facility increased from $31.5 million in December 2004 to $117.4 million as of December 31, 2005 and $204.6 million as of December 31, 2006 before falling to $156.0 million as of December 31, 2007.  During that period, average bank debt outstanding calculated on a monthly basis rose from $73.9 million for 2005 to $160.2 million for 2006 and $191.6 million for 2007.  Additionally, interest rates increased from 4.58% for the year ended December 31, 2005 to 5.46% for the year ended December 31, 2006 to 5.84% for the year ended December 31, 2007.  See the discussion under the Risk Factor entitled “Leverage” for information about the interest rate hedging transactions entered into by the Fund to attempt to limit risks associated with borrowing at variable rates but lending at fixed rates.  Legal and bank related fees were $1.8 million, $1.5 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005 respectively.  The reason for the increased costs from 2006 to 2007 can primarily be ascribed to increased insurance fees as a result of the increase in bank facility size in December 2006 as well as increased un-reimbursable legal costs.  Other operating expenses were $0.3 million, $0.3 million, and $0.2 million, respectively, for the years ended December 31, 2007, 2006 and 2005.  These expenses included director fees, audit and tax fees, and other expenses related to the operation of the Fund.  Other operating expenses rose slightly from 2005 to 2006 as various expenses increased with the size of the fund but remained relatively stable from 2006 to 2007.

The net change in unrealized gain or loss from investments and hedging activities was $(0.7) million, $(3.5) million and $0.6 million, respectively, for the years ended December 31, 2007, 2006 and 2005.  The unrealized gain for 2005 is composed entirely from the increase in value of the interest rate swap transaction held by the Fund.  The net unrealized loss for 2006 is composed of $3.22 million in loan valuation loss and a $0.25 million decrease in the value of an interest rate swap transaction.  The net change in unrealized loss for 2007 is composed of a $1.5 million decrease in the value of an interest rate swap transaction offset by the $0.8 million net increase in the fair market valuation of loans.

Net increase (decrease) in net assets resulting from operations for the years ended December 31, 2007, 2006 and 2005 was $28.4 million, $23.8 million and $12.6 million, respectively.  On a per share basis, for the years ended December 31, 2007, 2006 and 2005 there was a net increase in net assets resulting from operations of $283.79, $238.29 and $125.59, respectively.

Prior to commencing its operations on May 28, 2004, the Fund had no operations other than the sale of 100,000 shares to the Company for $25,000.

Liquidity and Capital Resources -- December 31, 2007 and 2006

The Fund is owned entirely by the Company.  The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances.  As of December 31, 2007 and 2006 the Company had received subscriptions for capital in the amount of $250.0 million, all of which had been called and received.  As of December 31, 2007 and 2006, no capital remains uncalled.

The Fund had in place a $230.0 million securitization debt facility as of December 31, 2007 and 2006 respectively, under which the Fund was eligible to borrow up to $230.0 million.  As of December 31, 2007 and 2006, $156.0 million and $204.6 million were outstanding under this facility.  The facility is revolving and as such does not have a specified repayment schedule, though advances are secured by the assets of the Fund and thus repayments will be required as assets decline.

The Fund entered into swap transactions to hedge its interest rate on the securitization debt facility with a total notional principal of $156.0 million and $160.9 million as of December 31, 2007 and 2006, respectively.  The fair value of the swap at December 31, 2007 and 2006 was $(1.2) million and $0.3 million, respectively.  The effect of the interest rate swap transactions is to convert a variable rate obligation into a fixed rate on the contract notional value.

As of December 31, 2007 and 2006, 4% and 5%, respectively of the Fund’s assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during 2007.  Amounts disbursed under the Fund’s loan commitments was $191.1 million for the year ended December 31, 2007.  Net loan amounts outstanding after amortization was approximately $369.9 million as of December 31, 2007.  Unexpired unfunded commitments as of December 31, 2007 were $61.0 million.

Year Ended	Amount Disbursed	Principal Amortization	Balance Outstanding	Unexpired Unfunded Commitments
December 31, 2007	$827.0 million	$457.1 million	$369.9 million	$61.0 million
December 31, 2006	$635.9 million	$215.6 million	$420.3 million	$121.7 million

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by approximately less than 1.0% for the year ended December 31, 2007.  Subsequent to year end, the Fund increased its swap position to more closely hedge its interest rate risk.

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

December 31, 2007 (Unaudited)

		Quarterly Information for the Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Investment Income:
Interest on loans	$15,061,428	$14,356,914	$13,484,226	$13,160,005
Other interest and other income	1,072,666	367,217	364,482	261,952
Total investment income	16,134,094	14,724,131	13,848,708	13,421,957
Expenses:
Management fees	2,840,639	2,714,285	2,586,995	2,435,941
Interest expense	2,943,583	2,976,322	2,859,350	2,405,666
Banking and legal fees	355,276	490,529	455,759	458,315
Other operating expenses	66,592	59,630	89,924	51,619
Total expenses	6,206,090	6,240,766	5,992,028	5,351,541
Net investment income	9,928,004	8,483,365	7,856,680	8,070,416
Net realized loss from investment transactions	(1,691,074)	(1,177,023)	(2,409,890)	19,301
Net change in unrealized gain (loss) from investments
and hedging activities	(634,729)	(16,847)	1,169,819	(1,218,690)
Net realized and unrealized (loss) gain from investment
and hedging activities	(2,325,803)	(1,193,870)	(1,240,071)	(1,199,389)
Net increase in net assets resulting from operations	$7,602,201	$7,289,495	$6,616,609	$6,871,027
Amount per common share:
Net increase in net assets resulting from operations	$76.02	$72.89	$66.17	$68.71
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2006 (Unaudited)

		Quarterly Information for the Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Investment Income:
Interest on loans	$9,693,624	$10,536,265	$11,733,036	$13,964,446
Other interest and other income	274,634	325,388	310,223	413,488

Total investment income	9,968,258	10,861,653	12,043,259	14,377,934
Expenses:
Management fees	1,562,500	1,778,613	2,427,744	2,796,077
Interest expense	1,698,617	2,037,619	2,423,317	2,596,741
Banking and legal fees	384,895	360,222	396,770	343,997
Other operating expenses	66,525	54,346	66,267	68,831
Total expenses	3,712,537	4,230,800	5,314,098	5,805,646
Net investment income	6,255,721	6,630,853	6,729,161	8,572,288
Net realized loss from investment transactions	-	-	-	(889,714)
Net change in unrealized gain (loss) from investments
and hedging activities	445,926	(992,445)	(1,798,593)	(1,124,023)
Net realized and unrealized (loss) gain from investment
and hedging activities	445,926	(992,445)	(1,798,593)	(2,013,737)
Net increase in net assets resulting from operations	$6,701,647	$5,638,408	$4,930,568	$6,558,551
Amount per common share:
Net increase in net assets resulting from operations	$67.02	$56.38	$49.31	$65.58
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Item 15 for audited financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

See response to Item 9A(T).

ITEM 9A(T).  CONTROLS AND PROCEDURES.

At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The report called for by Item 308T(a) of Regulation S-K is incorporated herein by reference to the “Report of Management on Internal Control Over Financial Reporting” (“Management’s Report”), included in Part II, Item 8 “Financial Statements and Supplementary Data” in this report.  Management’s Report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

There have not been any changes in the Company’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Company’s fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

Changes in Internal Controls

There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended December 31, 2007.

ITEM 9.B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund’s Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, Director and Chief Executive Officer	63	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994.
Salvador O. Gutierrez, Director	64	President, Director, and other positions for Westech Investment Advisors since 1994.

Jay L. Cohan, Vice President	43	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	56	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005. VP and Corporate Treasurer, PeopleSoft, Inc 2004-2005. Assistant Treasurer, CNF Inc. 1998-2004.
Maurice C. Werdegar, President David R. Wanek, Vice President	43 35

Vice President and other positions for Westech Investment Advisors since 2001, Venture Partner, Outlook Ventures 2000 – 2001; CIO and Fund Manager, MetaMarkets.com 2000

Vice President and other positions for Westech Investment Advisors since 2001

The information required by this item concerning the directors of the Fund and Section 16(a) compliance is contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 14, 2008 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Seven Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

(a)

1.

Index to Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Statements of Assets and Liabilities as of December 31, 2007 and 2006

Statements of Operations for the Years ended December 31, 2007, 2006 and 2005

Statements of Changes in Net Assets for the Years ended December 31, 2007, 2006 and 2005

Statements of Cash Flows for the Years ended December 31, 2007, 2006 and 2005

Notes to Financial Statements

Financial Statement Schedules for the Years Ended December 31, 2007, 2006, and 2005 included in Item 15(a):

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

(b)

Reports on Form 8-K

On November 5, 2007, the Fund filed a report on Form 8-K with the Commission to disclose a change in officers.  This was the only report on Form 8-K that was filed by the Fund during the fiscal quarter ended December 31, 2007.

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

Date:   March 31, 2008

Date:   March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

TITLE

DATE

By:

/S/Bernard J. Angelo

Director

March 31, 2008

Bernard J. Angelo

By:

/S/John F. Cogan

Director

March 31, 2008

John F. Cogan

By:

/S/J. Michael Egan

Director

March 31, 2008

J. Michael Egan

By:

/S/Salvador O. Gutierrez

Director

March 31, 2008

Salvador O. Gutierrez

By:

/S/Louis W. Moelchert

Director

March 31, 2008

Louis W. Moelchert

By:

/S/Arthur Spinner

Director

March 31, 2008

Arthur Spinner

By:

/S/Ronald W. Swenson

CEO & Director

March 31, 2008

Ronald W. Swenson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Venture Lending & Leasing IV, Inc.

San Jose, California:

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing IV, Inc. (the “Fund”) as of December 31, 2007 and 2006, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Fund's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our procedures included confirmation of loans as of December 31, 2007, by corresponding with the borrowers or by other appropriate auditing procedures where replies from borrowers were not received.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Venture Lending & Leasing IV, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the financial statements include loans valued at $369,857,127 (95% of total assets) and $420,328,200 (94% of total assets) as of December 31, 2007 and 2006, respectively, whose fair values have been estimated by the Fund’s management in the absence of readily determinable fair values.  Also discussed in Note 2 is the information used by the Fund’s management in making these estimates.

/S/ Deloitte & Touche LLP

San Jose, California

March 31, 2008

VENTURE LENDING & LEASING IV, INC.

Statements of Assets and Liabilities

As of December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
ASSETS
Loans, at estimated fair value
(Cost of $372,258,424 and $423,548,200)	$369,857,127	$420,328,200
Cash and cash equivalents	14,671,135	20,536,280
Other assets	5,222,139	6,507,899

Total assets	389,750,401	447,372,379

LIABILITIES
Borrowings under debt facility	156,015,512	204,615,512
Accrued management fees	2,430,130	2,796,077
Accounts payable and other accrued liabilities	2,449,253	1,812,315

Total liabilities	160,894,895	209,223,904

Net assets	$228,855,506	$238,148,475

Analysis of Net Assets:

Capital paid in on shares of capital stock	$242,525,000	$238,525,000
Return of capital distributions	(13,629,686)	(1,629,686)
Distributable earnings (accumulated deficit)	(39,808)	1,253,161
Net assets (equivalent to $2,288.56 and $2,381.48 per share based on
100,000 shares of capital stock outstanding - See Note 7)	$228,855,506	$238,148,475

See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.

Statements of Operations

For the Years Ended December 31, 2007, 2006 and 2005

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005

INVESTMENT INCOME:
Interest on loans	$56,062,573	$45,927,371	$21,875,022
Other interest and other income	2,066,317	1,323,733	1,438,967
Total investment income	58,128,890	47,251,104	23,313,989

EXPENSES:
Management fees	10,577,860	8,564,934	6,250,000
Interest expense	11,184,921	8,756,294	3,384,093
Banking and legal fees	1,759,879	1,485,884	1,504,866
Other operating expenses	267,765	255,969	178,274
Total expenses	23,790,425	19,063,081	11,317,233
Net investment income	34,338,465	28,188,023	11,996,756

Net realized loss from investment transactions	(5,258,686)	(889,714)	-
Net change in unrealized (loss) gain from investments and
hedging activities	(700,447)	(3,469,135)	562,213
Net realized and unrealized (loss) gain from investment
and hedging activities	(5,959,133)	(4,358,849)	562,213

Net increase in net assets
resulting from operations	$28,379,332	$23,829,174	$12,558,969
Net increase in net assets
resulting from operations per share	$283.79	$238.29	$125.59
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.

Statement of Changes in Net Assets

For the Years Ended December 31, 2007, 2006 and 2005

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005

Increase in net assets resulting from operations
Net investment income	$34,338,465	$28,188,023	$11,996,756
Net change in unrealized gain (loss) from investments
and hedging activities	(700,447)	(3,469,135)	562,213
Net realized loss from investment
transactions	(5,258,686)	(889,714)	-

Net increase in net assets resulting
from operations	28,379,332	23,829,174	12,558,969

Distributions of income to shareholder	(29,672,301)	(24,429,112)	(8,660,162)
Return of capital to shareholder	(12,000,000)	-	-
Capital share transactions	4,000,000	83,000,000	73,000,000
Total increase (decrease)	(9,292,969)	82,400,062	76,898,807

Net assets
Beginning of year	238,148,475	155,748,413	78,849,606

End of year	$228,855,506	$238,148,475	$155,748,413

See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.

Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$28,379,332	$23,829,174	$12,558,969
Adjustments to reconcile net increase in net assets reulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	5,258,686	889,714	-
Net change in unrealized loss (gain) from investments
and hedging activities	700,447	3,469,135	(562,213)
Amortization of deferred costs related to borrowing
facility	247,929	238,943	223,835
Net decrease (increase) in other assets	833,073	(2,562,638)	(1,887,646)
Net increase (decrease) in accounts payable, accrued
liabilities, and accrued management fees	(914,847)	1,703,072	705,635
Origination of loans	(191,104,517)	(328,716,957)	(215,673,565)
Principal payments on loans	236,756,017	154,755,178	50,166,583
Acquisition of equity securities	(4,592,711)	(5,160,112)	(3,716,232)
Net cash provided by (used in) operating activities	75,563,409	(151,554,491)	(158,184,634)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distributions to shareholder	-	-	(43,930)
Cash distribution to shareholder	(36,700,000)	(18,880,000)	(4,900,000)
Borrowings under debt facility	20,400,000	112,200,000	85,965,318
Repayments of debt facility	(69,000,000)	(25,000,000)	-
Payment of bank facility fees and costs	(128,554)	(27,375)	(70,085)
Cash contributions from shareholder	4,000,000	83,000,000	73,000,000
Net cash provided by (used in) financing
activities	(81,428,554)	151,292,625	153,951,303
Net decrease in cash and cash equivalents	(5,865,145)	(261,866)	(4,233,331)
CASH AND CASH EQUIVALENTS:
Beginning of year	20,536,280	20,798,146	25,031,477
End of year	$14,671,135	$20,536,280	$20,798,146
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$11,288,935	$8,381,759	3,092,601
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$4,972,301	$5,549,112	$3,716,232.00
Receipt of stock as repayment of loan	$379,590	$389,000	$-

See notes to financial statements

VENTURE LENDING & LEASING IV, INC.

Notes to Financial Statements

For the Years Ended December 31, 2007 and 2006

1.

ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing IV, Inc., (the “Fund”), was incorporated in Maryland on October 31, 2003 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“Investment Company Act”).  One hundred percent of the stock of the Fund is held by Venture Lending & Leasing IV, LLC (the “Company”).  Prior to commencing its operations on May 28, 2004, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in November 2003.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations.

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

Interest Income

Interest income on loans is recognized using the effective interest method including amounts resulting from the amortization of discounts resulting from the allocation of amounts ascribed to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Valuation Procedures

The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of Westech Investment Advisors (“Manager” or “Management”), in accordance with this Policy.

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

Valuation Methods

At December 31, 2007 and 2006, the financial statements include nonmarketable investments ($369,857,127 and $420,328,200 or approximately 95% and 94% of total assets, respectively), with fair values determined by Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

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

Debt securities held as Short-term Investments are valued based on current bid quotations of recognized dealers or, when market quotations are not readily available, based on appraisals received from a pricing service using a computerized matrix system, or based upon appraisals derived from information concerning the securities or similar securities received from recognized dealers in the securities.  Notwithstanding the foregoing, debt securities with remaining maturities of ninety (90) days or fewer generally are valued by amortizing the difference between their last available fair value and their par value, provided such amount is not materially different from quoted price.  As of December 31, 2007 and 2006, the Fund held no short-term investments.

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally are assigned an estimated fair value at the time of acquisition.  These securities are then distributed by the Fund to the Company at the assigned value.  During the 4th quarter of 2007, the Fund refined the manner in which it estimates the value of the warrants it receives in connections with its loans.  Warrants are now valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, risk-free interest rate, among other factors.  Warrants are typically distributed immediately upon receipt to the Shareholder.

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

As of December 31, 2007 and 2006, loans with a cost basis of $4.1 million and $4.6 million and a fair value of $1.7 million and $1.4 million, respectively, have been classified as nonaccrual.

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

The Fund enters into interest rate swap agreements to hedge its interest rate on its borrowings under the debt facility.  The net interest received or paid on the agreements is included in interest expense.  The fair value of the interest rate swap is recorded in other assets or other liabilities and the change in the fair value is recorded as a net change in unrealized gain (loss) from investments and hedging activities.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), an amendment of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Fund is currently evaluating the impact of the adoption of SFAS 161 on its financial statements.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its RIC status, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of December 31, 2007, the Fund had no uncertain tax positions.

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2007, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the years ended December 31, 2007 and 2006, the weighted average interest rate on performing loans was 13.87% and 14.18%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of December 31, 2007 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/07	12/31/07	Maturity Date
Biotechnology
Acumen Pharmaceuticals		$510,750	$510,750	8/1/10
Athersys		1,347,813	1,347,813	6/1/08
ProMetic		7,572,937	7,572,937	8/1/09
Raven Biotechnologies		960,084	960,084	6/1/08
SanBio		1,203,606	1,203,606	10/1/10
Serenex		813,248	813,248	8/1/08
Trellis Bioscience		897,359	897,359	12/1/10
Subtotal:	5.8%	$13,305,797	$13,305,797

Carrier Networking
Actelis		$1,980,108	$1,980,108	12/1/08
Asoka USA Corporation		957,308	957,308	1/1/11
Ellacoya Networks		5,567,331	5,567,331	12/1/09
Kasenna		1,444,029	1,444,029	9/1/09
Kodiak Networks		1,133,172	1,133,172	4/1/10

OnSite Systems		254,533	254,533	12/1/08
OpVista		4,513,154	4,513,154	5/1/10
Overture Networks		2,720,938	2,720,938	2/1/10
Wavebender		456,545	456,545	9/1/10
World Wide Packets		9,038,696	9,038,696	1/1/10
Subtotal:	12.3%	$28,065,814	$28,065,814

Computers & Storage
Calista Technologies		$529,325	$529,325	1/14/08
CloudShield		1,103,439	1,103,439	1/1/10
D-Wave Systems		405,924	405,924	7/1/10
Gear Six, Inc.		925,081	925,081	7/1/10
Ncomputing		1,209,935	1,209,935	9/1/10
Panta Systems		463,574	923,575	*
Powerfile		697,799	697,799	6/1/08
Sanrad		1,366,738	1,366,738	12/1/08
Sepaton		3,618,936	3,618,936	10/1/09
Teneros		1,879,062	1,879,062	10/1/09
Vidyo		1,252,401	1,252,401	10/1/10
Subtotal:	5.9%	$13,452,214	$13,912,215

Enterprise Networking
BlueSocket		$1,322,903	$1,322,903	12/1/09
Envivio		3,766,972	3,766,972	1/1/11
Informative		854,407	854,407	7/1/09
NeoPath Networks		2,823,363	2,823,363	11/1/09
NextHop Technologies		660,729	660,729	6/1/08
The Retail Equation		96,582	96,582	6/1/08
Vyatta		708,558	708,558	2/1/11
Subtotal:	4.5%	$10,233,514	$10,233,514

Internet
Accelovation		$1,045,181	$1,045,181	1/1/11
Aggregate Knowledge		763,076	763,076	2/1/11
BuzzLogic		461,623	461,623	5/1/11
Collarity		486,040	486,040	3/1/11
Cuill		3,194,680	3,194,680	2/1/12
Digital Railroad		1,390,073	1,390,073	1/1/10
Donnerwood Media		731,293	731,293	8/1/10
EForce Media		1,461,125	1,461,125	12/1/10
FaceBook		1,161,223	1,161,223	11/1/08
Feedster		1,051,305	1,051,305	*
Flock		954,423	954,423	5/1/10
Genius		1,528,322	1,528,322	8/1/10
Goodmail Systems		1,519,096	1,519,096	2/1/09
iGroup Network		164,783	164,783	8/1/10

Insider Guides		926,996	926,996	2/1/11
Koders		345,453	345,453	2/1/10
Kosmix		404,803	404,803	9/1/08
Monitor110		1,673,555	1,673,555	1/1/10
Philotic		146,312	146,312	10/1/10
Plaxo		1,123,721	1,123,721	12/1/10
Popjax		474,045	474,045	12/1/10
ProQuo [Skoop Heavy Industries]		1,219,331	1,219,331	6/1/10
QuantCast		176,809	176,809	3/1/11
Radar Networks		1,099,708	1,099,708	10/1/10
Return Path		3,360,084	3,360,084	12/1/10
Riya		2,427,058	2,427,058	7/1/11
ScanScout		526,629	526,629	2/7/08
Sharpcast		2,934,561	2,934,561	12/1/10
SnapJot		112,239	112,239	10/1/08
ThisNext, Inc.		442,289	442,289	6/1/10
Tribe		-	465,007	*
Turn		2,003,049	2,003,049	1/1/11
ultraRPM		2,269,125	2,269,125	11/1/10
uStream.TV		216,296	216,296	10/1/10
Vast.com		155,941	155,941	12/1/08
VetCentric		3,726,339	3,726,339	11/1/09
Subtotal:	18.2%	$41,676,586	$42,141,593

Medical Devices
Ablation Frontiers		$511,971	$511,971	8/1/08
Accuri Cytometers		980,312	980,312	9/1/10
AirXpanders		56,416	56,416	1/1/11
Aspire Medical		2,548,978	2,548,978	12/1/09
Emergent Respiratory Products		131,692	131,692	6/1/08
Emphasys Medical		4,830,563	4,830,563	1/1/11
EnteroMedics		6,663,787	6,663,787	8/1/10
Evalve		6,348,225	6,348,225	8/1/09
HandyLab		2,315,064	2,315,064	12/1/10
iBalance Medical		1,870,690	1,870,690	9/1/10
Inogen		1,155,052	1,155,052	7/1/09
Myocor		6,997,460	6,997,460	2/1/10
Myoscience		1,426,025	1,426,025	6/1/11
Nellix		402,930	402,930	1/1/11
NeoGuide Systems		2,427,927	2,427,927	7/1/10
Oculus Innovative Sciences		2,208,171	2,208,171	4/1/09
Percutaneous Systems		712,663	712,663	9/1/09
Softscope Medical Technologies		233,236	233,236	12/1/10
Volcano Corporation		64,248	64,248	2/1/08
Subtotal:	18.3%	$41,885,410	$41,885,410

Other Healthcare
Advanced ICU Care		$365,267	$365,267	10/1/10
Chakshu Research		3,932,189	3,932,189	12/1/09
MedManage Systems		491,310	491,310	8/1/10
Nanosphere		5,450,019	5,450,019	8/1/10
Pharmacy TV Network		-	336,005	*
Skylight Healthcare Systems		3,664,110	3,664,110	10/1/10
Subtotal:	6.1%	$13,902,895	$14,238,900

Other Technology
Building B		$1,587,098	$1,587,098	10/1/10
EoPlex		170,403	170,403	8/1/10
Nanoconduction		2,342,805	2,342,805	8/1/10
NanoGram		2,508,051	2,508,051	12/1/10
Nanosolar		1,032,099	1,032,099	5/1/10
Nanostellar		1,312,138	1,312,138	7/1/09
ORYXE Energy International		1,376,662	1,376,662	5/1/10
Sub-One		3,787,625	3,787,625	11/1/10
Tag Networks		2,563,331	2,563,331	9/1/09
Triformix		259,880	259,880	3/1/09
Subtotal:	7.4%	$16,940,092	$16,940,092

Security
Apere		$441,942	$441,942	5/1/09
Assurz		928,005	928,005	1/1/10
BigFix		634,087	634,087	5/1/08
CipherOptics		2,348,319	2,348,319	3/1/10
Dragnet Solutions		140,815	140,815	4/1/09
Guardian Analytics		84,561	84,561	1/1/11
Ironkey		572,774	572,774	4/1/10
Lancope		880,091	880,091	10/1/08
Mi5		169,132	169,132	7/1/09
Nevis Networks		869,895	869,895	8/1/09
Safend		2,170,741	2,170,741	12/1/09
Secure Elements		396,777	396,777	10/1/08
SNOCAP		4,216,961	4,216,961	1/1/10
TrustedID		1,514,227	1,514,227	11/1/09
Vericept		2,552,239	2,552,239	6/1/09
Voltage Security		4,366,051	4,366,051	6/1/09
Xactly		346,551	346,551	6/1/10
Subtotal:	9.9%	$22,633,168	$22,633,168

Semiconductors & Equipment
Alereon		$1,687,479	$1,687,479	7/1/10
Andigilog		749,407	749,407	12/1/08
Aristos Logic		4,076,413	4,076,413	4/1/10

Azuro		2,620,137	2,620,137	2/1/10
Bitwave Semiconductor		863,394	863,394	12/1/09
Celestial Semiconductor		1,571,745	1,571,745	6/1/09
Cswitch		2,334,790	2,334,790	6/1/10
Discera		794,732	794,732	1/1/11
Enigma Semiconductor		855,049	855,049	12/1/08
Gigafin Networks		3,639,971	3,639,971	7/1/10
InSilica		1,440,552	1,440,552	7/1/10
Integrated Materials		1,927,725	1,927,725	6/1/10
Intelleflex		554,103	554,103	11/1/08
InvenSense		1,825,316	1,825,316	11/1/10
KeyEye Communications		4,102,928	4,102,928	3/1/10
Luminescent Technologies		2,004,298	2,004,298	7/1/09
Luxtera		2,201,066	2,201,066	1/1/11
LV Sensors		1,238,722	1,238,722	2/1/11
Molecular Imprints		43,248	43,248	1/1/08
Montalvo Systems		731,380	731,380	8/1/08
Netxen		2,570,344	2,570,344	10/1/10
RMI Corporation		10,145,903	10,145,903	7/1/10
Silicon Optix		4,618,229	4,618,229	3/1/11
Teknovus		2,659,247	2,659,247	3/1/10
Tela Innovations		241,145	241,145	7/1/10
Xilient		1,246,465	1,246,465	12/1/09
Subtotal:	24.8%	$56,743,788	$56,743,788

Software
5SquareSystems		$1,153,716	$1,153,716	7/1/09
Adomo		1,130,377	1,130,377	2/4/08
Akimbo Systems		758,339	758,339	2/1/09
Arena Solutions		3,764,551	3,764,551	1/1/10
Athena Design Systems		676,595	676,595	4/1/10
Berkeley Design Automation		1,270,361	1,270,361	12/1/10
Blackfoot		-	290,284	*
BlueRoads		4,030,398	4,030,398	3/1/10
Bocada		1,437,747	1,437,747	10/1/09
Canopy Financial		500,334	500,334	11/1/10
Cloudmark		2,861,973	2,861,973	10/1/10
Coghead		707,776	707,776	10/1/10
DemandBase		723,801	723,801	11/1/10
Emergent Game Technologies, Inc.		662,001	662,001	7/1/09
Enigma Information Retrieval Systems		975,697	975,697	11/1/08
Enkata Technologies		658,707	658,707	4/1/10
Evincii		275,507	275,507	10/1/10
firstRain		1,383,761	1,383,761	12/1/08
Fusion Dynamic		75,486	775,486	*
Gizmo5 Technologies		1,978,967	1,978,967	11/1/09

Integrien		3,810,200	3,810,200	7/1/10
IT Structures		239,860	239,860	9/1/10
JasperSoft		1,461,358	1,461,358	9/1/09
Kabira Technologies		1,571,776	1,571,776	12/1/10
Kareo		257,129	257,129	7/1/10
KonaWare		111,334	111,334	3/1/08
Market6		1,189,631	1,189,631	7/1/10
MetaCarta		2,505,100	2,505,100	11/1/09
Nusym Technologies		490,152	490,152	4/1/09
Orb Networks		874,476	874,476	1/1/10
Perquest		275,169	275,169	3/1/09
Platform Solutions		5,957,438	5,957,438	9/1/09
Qlip Media		426,764	426,764	8/1/08
Sabrix		355,633	355,633	3/1/08
Siperian		3,017,033	3,017,033	10/1/09
SOA Software		703,210	703,210	9/1/08
Solidcore Systems		3,020,162	3,020,162	10/1/09
SoundFlavor		381,441	381,441	7/1/10
Steelwedge		1,453,424	1,453,424	4/1/09
Ultriva		1,224,458	1,224,458	12/1/09
Universal Ad		475,791	475,791	7/1/09
Visible World		3,671,938	3,671,938	12/1/10
W&W Communications		293,650	293,650	12/1/08
Xtime		243,375	243,375	1/1/11
Zoove		2,014,305	2,014,305	2/1/10
Subtotal:	26.7%	$61,050,901	$62,041,185

Technology Services
Fusepoint		$1,866,047	$1,866,047	10/1/08
Jacent Technologies		84,637	234,637	*
Neutral Tandem		8,133,422	8,133,422	3/1/10
OpSource		4,618,844	4,618,844	2/1/11
Subtotal:	6.4%	$14,702,950	$14,852,950

Wireless
AeroScout		$655,881	$655,881	6/1/08
Altierre		1,307,708	1,307,708	4/1/09
Cellfire		1,350,805	1,350,805	3/1/10
DeFi Mobile		237,323	237,323	12/1/10
Digital Bridges		4,388,654	4,388,654	12/1/08
HandsOn Mobile		2,988,139	2,988,139	5/1/10
July Systems		666,833	666,833	4/1/10
LimeLife		2,089,863	2,089,863	10/1/09
Magnolia Broadband		2,791,916	2,791,916	7/1/09
Nextivity		486,669	486,669	11/1/09
OOMA		1,165,907	1,165,907	5/1/09

Pontis		880,150	880,150	6/1/09
Quickoffice		2,168,956	2,168,956	7/1/10
S5 Wireless		3,199,103	3,199,103	5/1/10
Sandlinks		981,241	981,241	6/1/10
ScanR		1,666,606	1,666,606	1/1/11
SmartDrive		1,732,307	1,732,307	6/1/10
Venturi Wireless		1,403,010	1,403,010	11/1/10
Vivotech		2,066,752	2,066,752	8/1/09
Wavion		1,587,870	1,587,870	3/1/09
WiSpry		1,448,305	1,448,305	4/1/10
Subtotal:	15.4%	$35,263,998	$35,263,998

Total: (Cost of $372,258,424)	161.6%	$369,857,127	$372,258,424

* As of December 31, 2007, loans with a cost basis of $4.1 million and a fair value of $1.7 million have been classified as non-accrual.  These loans have been accelerated from original maturity and are due in their entirety.

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At December 31, 2007 and 2006, the Fund had unfunded commitments to borrowers of $61.0 million and $121.7 million, respectively that remained unexpired.

4.

LONG-TERM DEBT FACILITY

As of December 31, 2007 and 2006, the Fund had in place a securitization debt facility of $230 million and $230.0 million, respectively to finance the acquisition of asset-based loans.  As of December 31, 2007 and 2006, the Fund had borrowed $156.0 million and $204.6 million, respectively, under this facility.  Loans can be drawn on the credit facility at a minimum of $5 million and in $1 million increments in excess thereof.  The interest rate on this facility is the “Commercial Paper Rate” plus 0.65 percent, which at December 31, 2007, was 6.23 percent.  The facility has a program termination date of May 2009, at which time no further draws can be made upon the facility and the remaining balance will amortize on a monthly basis.  It is anticipated that the facility will have a useful life though November 2010.

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

Bank fees of $1,074,250 were incurred in connection with initially procuring the facility.  An additional $67,000 and $105,000 were incurred as part of the changes to the agreement in 2005 and 2007 respectively.  Legal costs of $287,050 were incurred in negotiating the facility.  An additional $27,375 and $23,553 in legal costs was incurred in 2006 and 2007 respectively.  Both the bank fees and the legal costs have been capitalized and are being amortized on a straight line basis over the life of the facility (November 2010).

The facility is revolving and as such does not have a specified repayment schedule, though advances are secured by the assets of the Fund and thus repayments will be required as assets decline.

The revolving facility contains various covenants including financial covenants related to: (i) Debt to Net Worth Ratio (ii) Minimum Debt Service Coverage Ratio (iii) Interest Coverage Ratio (iv) Asset Coverage (v) Asset Coverage Under Investment Company Act (vi) Maximum Loan Loss Reserves. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures.

Under the loan agreement, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have "asset coverage" of at least 200 percent.  "Asset coverage" means the ratio which the value of the Fund's total assets, less all liabilities not represented by the borrowings and any other liabilities constituting "senior securities" under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities.  The practical effect of this limitation is to limit the Fund's borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities.

5.

INTEREST RATE SWAP

At December 31, 2007 and 2006, the Fund had an interest rate swap agreement with a notional principal amount of $156.0 million and $160.9 million, respectively, to convert floating rate liabilities to fixed rates.  The Fund pays a fixed rate of 4.91 percent and receives from the counterparty a floating 30-day commercial paper rate.  Payments are made monthly and terminate on May 10, 2010.  The fair value of the interest rate swap agreement at December 31, 2007 and 2006 was $1,185,838 and $333,312, respectively and is included in accrued liabilities as of December 31, 2007 and other assets of the Fund as of December 31, 2006.  The change in fair value of the interest rate swap agreement was $(1,519,151) and $(249,135) which was recorded in Net change in unrealized (loss) gain from investing and hedging activities in the accompanying statements of income for the years ended December 31, 2007 and 2006.

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

7.

CAPITAL STOCK

As of December 31, 2007 and December 31, 2006, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Company through December 31, 2007 and December 31, 2006 was $250.0 million of which $242.5 million and $238.5, respectively, was contributed to the Fund.

For the years ended December 31, 2007, 2006, and 2005 distributions of $41,672,302 and $24,429,112, and 8,660,162, respectively were made to the Fund’s shareholder, and were comprised of the following:

	2007	2006	2005
Cash distributions	$36,700,000	$18,880,000	$4,900,000
Deemed Distributions	-	-	43,930
Distributions of securities	4,972,302	5,549,112	3,716,232

Total distributions to shareholder	$41,672,302	$24,429,112	$8,660,162

At December 31, 2007 and 2006, distributable earnings (accumulated deficit) include unrealized depreciation on loans and hedging activities of $3,587,135 and $2,886,687, respectively.

8.

MANAGEMENT AND RELATED PARTIES

Management

As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company’s committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on May 28, 2004.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management fees of $10,577,860, $8,564,934, and $6,250,000 were recognized as expenses for the year ended December 31, 2007, 2006, and 2005, respectively.

Related Parties

Certain officers and directors of the Company also serve as officers and directors of Westech Investment Advisors.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care.

Transactions with Venture Lending & Leasing V, Inc (“Fund V”)

The Manager also serves as investment manager for Fund V, which is starting to make new investments.  The Fund’s board of directors has determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2012 (the date on which the Fund will be dissolved), the Fund will invest in each portfolio company in which Fund V invests (“Investments”).  The amount of each Investment will be allocated 50% to the Fund and 50% to the Fund so long as the Fund has capital available to invest.  After May of 2008, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments.  While investing the Fund’s capital in the same companies in which Fund V is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

Although Fund V and the Fund intend to invest in the same companies in the manner described above, the Fund may, at any time, with the approval of its board of directors, (i) discontinue investing with Fund V with respect to any or all future investments or (ii) choose to invest in different proportions with Fund V than described above.  In addition, the Fund has no control over Fund V, which is not required to invest with the Fund in any particular proportion or at all, and may choose to discontinue investing with the Fund or to invest in different proportions than described in the preceding paragraph.  In the event that Fund V and the Fund invest other than in the pro rata manner described above (which can occur only with board approval of each), the Manager may have a conflict of interest in determining which of the Fund and Fund V will invest in a particular company and, if both, in what proportions.

To the extent that clients, other than Fund V, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund’s board of directors (including a majority of the disinterested directors).

Intercreditor Agreements

In each transaction in which both the Fund and Fund V invest, it is expected that the Fund and Fund V will enter into an intercreditor agreement pursuant to which the Fund and Fund V will cooperate in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and Fund V pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund V invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.

9.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the years presented, the years ended December 31, 2007, 2006 and 2005.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the year.  The total rate of return assumes a constant rate of return for the Fund during the year reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below are computed based upon the aggregate weighted average net assets of the Fund for the years presented.  Net investment income is inclusive of all investment income net of expenses, and excludes net realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.  Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the year presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005

Total return	12.80%	13.75%	12.53%

Per share amounts:
Net asset value, beginning of year	$2,381.48	$1,557.48	$788.50
Net investment income	343.38	281.88	119.97
Net change in realized and unrealized
gain (loss) from investments and hedging activities	(59.59)	(43.59)	5.61
	283.79	238.29	125.58
Capital contributions	40.00	830.00	730.00
Income distributions to shareholder	(296.71)	(244.29)	(86.60)
Return of capital to shareholder	(120.00)	-	-

Net asset value, end of year	$2,288.56	$2,381.48	$1,557.48

Net assets, end of year	$228,855,506	$238,148,475	$155,748,413

Ratios to average net assets:

Expenses	10.17%	10.14%	11.31%
Net investment income	14.68%	15.00%	11.99%

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

Date: March 31, 2008

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

Date: March 31, 2008

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

                     Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-K for the year ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
March 31, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-K for the year ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
March 31, 2008