Form 10-Q
period 2008-03-31
VENTURE LENDING & LEASING IV INC
filed 2008-05-15
CIK 1271808

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and ‘smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐   Non-accelerated filer   ☒        Smaller reporting company ☐

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

Outstanding as of May 14, 2008

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of March 31, 2008 and December 31, 2007

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2008 and 2007

Condensed Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2008 and 2007

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2008 and 2007

Notes to Condensed Financial Statements (Unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

Item 3.

Quantitative & Qualitative Disclosures About Market Risk

Item 4.

Controls and Procedures

Item 4T.

Controls and Procedures

PART II -- OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING IV, INC.

 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
ASSETS
Loans, at estimated fair value
(Cost of $335,327,975 and $372,258,424)	$330,472,483	$369,857,127
Cash and cash equivalents	29,048,238	14,671,135
Other assets	4,811,321	5,222,139

Total assets	364,332,042	389,750,401

LIABILITIES
Borrowings under debt facility	136,015,512	156,015,512
Accrued management fees	2,272,327	2,430,130
Accounts payable and other accrued liabilities	3,872,360	2,449,253

Total liabilities	142,160,199	160,894,895

Net assets	$222,171,843	$228,855,506

Analysis of Net Assets:

Capital paid in on shares of capital stock	$242,525,000	$242,525,000
Return of capital distributions	(13,629,686)	(13,629,686)
Accumulated deficit	(6,723,471)	(39,808)
Net assets (equivalent to $2,221.72 and $2,288.56 per share based on
100,000 shares of capital stock outstanding - See Note 5)	$222,171,843	$228,855,506

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	For the Three Months Ended	For the Three Months Ended
	March 31, 2008	March 31, 2007

INVESTMENT INCOME:
Interest on loans	$12,847,707	$15,061,428
Other interest and other income	250,455	$1,072,666
Total investment income	13,098,162	16,134,094

EXPENSES:
Management fees	2,277,075	2,840,639
Interest expense	1,968,494	2,943,583
Banking and professional fees	538,179	387,650
Other operating expenses	56,565	34,218
Total expenses	4,840,313	6,206,090
Net investment income	8,257,849	9,928,004

Net realized gain (loss) from investment
transactions	14	(1,691,074)
Net change in unrealized loss from investments
and hedging activities	(3,985,852)	(634,729)
Net realized and unrealized loss from investment
and hedging activities	(3,985,838)	(2,325,803)
Net increase in net assets
resulting from operations	$4,272,011	$7,602,201
Net increase in net assets
resulting from operations per share	$42.72	$76.02
Weighted average shares outstanding	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS  (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2008	March 31, 2007

Increase in net assets from operations
Net investment income	$8,257,849	$9,928,004
Net realized gain (loss) from investment
transactions	14	(1,691,074)
Net change in unrealized loss from
investments and hedging activities	(3,985,852)	(634,729)

Net increase in net assets resulting
from operations	4,272,011	7,602,201

Distributions of income to shareholder	(10,955,674)	(7,682,769)
Return of capital to shareholder	-	(6,000,000)
Capital share transactions	-	4,000,000

Total decrease	(6,683,663)	(2,080,568)

Net assets
Beginning of period	228,855,506	238,148,475

End of period	$222,171,843	$236,067,907

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$4,272,011	$7,602,201
Adjustments to reconcile net increase in net assets to net cash provided by (used in) operating activities:
Net realized loss (gain) from investment transactions	(14)	1,691,074
Net change in unrealized loss from investments and hedging activities	3,985,852	634,729
Amortization of deferred costs related to borrowing facility	70,488	59,854
Net decrease (increase) in other assets	346,183	(701,933)
Net decrease in accounts payable, accrued liabilities, and accrued
management fees	(266,352)	(789,556)
Origination of loans	(26,359,372)	(70,123,697)
Principal payments on loans	62,503,829	58,982,046
Acquisition of equity securities	(1,169,668)	(1,382,769)
Net cash provided by (used in) operating activities	43,382,957	(4,028,051)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholder	(9,000,000)	(12,300,000)
Borrowings under debt facility	-	10,000,000
Repayments of debt facility	(20,000,000)	-
Payment of bank facility fees and costs	(5,854)	-
Contributions from shareholder	-	4,000,000
Net cash provided by (used in) financing activities	(29,005,854)	1,700,000
Net increase (decrease) in cash and cash equivalents	14,377,103	(2,328,051)

CASH AND CASH EQUIVALENTS:
Beginning of period	14,671,135	20,536,280
End of period	$29,048,238	$18,208,229
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:
Interest	$2,237,662	$2,911,274
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$786,006	$-
Distributions of equity securities to shareholder	$1,955,674	$1,382,769

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods.  Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three months ended March 31, 2008 are not necessarily indicative of what the results would be for a full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain amounts in the prior period financial statements have been reclassified to conform to the current financial statement presentation.  These reclassifications had no impact on previously reported net increase in net assets resulting from operation or net assets.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Valuation Methods

At March 31, 2008 and December 31, 2007, the financial statements include nonmarketable investments ($330,472,483 and $369,857,127 or approximately 91% and 95% of total assets, respectively), with fair values determined by Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

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

Debt securities held as Short-term Investments are valued based on current bid quotations of recognized dealers or, when market quotations are not readily available, based on appraisals received from a pricing service using a computerized matrix system, or based upon appraisals derived from information concerning the securities or similar securities received from recognized dealers in the securities.  Notwithstanding the foregoing, debt securities with remaining maturities of ninety (90) days or fewer generally are valued by amortizing the difference between their last available fair value and their par value, provided such amount is not materially different from quoted price.  As of March 31,2008 and December 31, 2007, the Fund held no short-term investments.

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition.  These securities are then distributed by the Fund to the Company at the assigned value.  Warrants are valued based on a Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, risk-free interest rate, among other factors.  Warrants are typically distributed immediately upon receipt to the Company.

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

As of March 31, 2008 and December 31, 2007, loans with a cost basis of $9.3 million and $4.1 million and a fair value of $4.5 million and $1.7 million, respectively, have been classified as nonaccrual.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning January 1, 2008.  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  The Fund has adopted SFAS 157 as of January 1, 2008, and has provided additional disclosure in footnote 3 related to this standard.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value.  Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings.  This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007.  The Fund has adopted SFAS 159 as of January 1, 2008.  However, the Fund has not elected the fair value option for any eligible items.

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

Tax Status

As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income. As of March 31, 2008, the Fund had no uncertain tax positions.

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of March 31, 2008, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the three month period ended March 31, 2008 and 2007, the weighted average interest rate on performing loans was 14.62% and 14.15%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of March 31, 2008 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 3/31/08	3/31/08	Maturity Date

Biotechnology
Acumen Pharmaceuticals		$501,270	$501,270	8/1/10
Athersys		762,746	762,746	6/1/08
Bioabsorbable Therapeutics		558,335	558,335	6/1/11
Lightspeed Genomics		333,258	333,258	1/1/11
ProMetic		6,616,672	6,616,672	8/1/09
Raven Biotechnologies		488,460	488,460	6/1/08
SanBio		2,414,790	2,414,790	10/1/10
Serenex		560,579	560,579	8/1/08
Trellis Bioscience		817,265	817,265	12/1/10
Subtotal:	5.9%	$13,053,375	$13,053,375

Carrier Networking
Actelis		$1,524,486	$1,524,486	12/1/08
Asoka USA Corporation		936,941	936,941	1/1/11
Ellacoya Networks		3,839,712	3,839,712	12/1/09
Kasenna		1,267,259	1,267,259	9/1/09
Kodiak Networks		1,035,652	1,035,652	4/1/10
OnSite Systems		166,803	166,803	12/1/08
OpVista		3,769,423	3,769,423	5/1/10
Overture Networks		2,414,698	2,414,698	2/1/10
Wavebender		463,952	463,952	9/1/10
Subtotal:	6.9%	$15,418,926	$15,418,926

Computers & Storage
CloudShield		$2,765,422	$2,765,422	4/1/11

D-Wave Systems		364,500	364,500	7/1/10
Gear Six, Inc.		847,228	847,228	7/1/10
Ncomputing		1,213,515	1,213,515	9/1/10
Panta Systems		233,574	923,574	*
Powerfile		393,369	393,369	6/1/08
Sanrad		1,075,541	1,075,541	12/1/08
Sepaton		3,174,142	3,174,142	10/1/09
Teneros		1,667,779	1,667,779	10/1/09
Vidyo		3,206,939	3,206,939	10/1/10
Subtotal:	6.7%	$14,942,009	$15,632,009

Enterprise Networking
BlueSocket		$1,174,301	$1,174,301	12/1/09
Envivio		3,362,128	3,362,128	1/1/11
GridNetworks		99,517	99,517	3/1/11
Informative		714,173	714,173	7/1/09
NeoPath Networks		2,485,078	2,485,078	11/1/09
NextHop Technologies		335,432	335,432	6/1/08
The Retail Equation		65,159	65,159	6/1/08
Vyatta		1,444,743	1,444,743	2/1/11
Subtotal:	4.4%	$9,680,531	$9,680,531

Internet
Aggregate Knowledge		$1,186,260	$1,186,260	7/1/11
BuzzLogic		541,885	541,885	5/1/11
Collarity		842,675	842,675	3/1/11
Cuill		3,200,272	3,200,272	4/1/12
Digital Railroad		1,112,665	1,112,665	12/1/09
Donnerwood Media		711,557	711,557	8/1/10
EForce Media		1,741,082	1,741,082	12/1/10
FaceBook		846,702	846,702	11/1/08
Flock		872,787	872,787	5/1/10
Genius		1,324,953	1,324,953	8/1/10
Goodmail Systems		1,165,445	1,165,445	2/1/09
iGroup Network		165,952	165,952	8/1/10
Insider Guides		1,359,495	1,359,495	2/1/11
Koders		298,706	298,706	2/1/10
Kosmix		259,044	259,044	9/1/08
Monitor110		1,507,581	1,507,581	1/1/10
NetBase Solutions [Accelovation]		989,565	989,565	1/1/11
Philotic		134,539	134,539	10/1/10
Plaxo		960,195	960,195	12/1/10
Popjax		477,689	477,689	12/1/10
ProQuo [Skoop Heavy Industries]		1,098,218	1,098,218	6/1/10

QuantCast		578,709	578,709	4/1/11
Radar Networks		1,006,822	1,006,822	10/1/10
Return Path Holdings		2,745,012	2,745,012	12/1/10
Riya		2,262,314	2,262,314	7/1/11
RPM Communications		593,165	593,165	12/1/10
Sharpcast		3,012,458	3,012,458	3/1/11
SnapJot		112,391	112,391	10/1/08
ThisNext		404,824	404,824	6/1/10
Tribe		-	465,007	*
Turn		1,698,580	1,698,580	1/1/11
ultraRPM		2,096,366	2,096,366	11/1/10
UrthTV		244,114	487,114	*
uStream.TV		220,480	220,480	10/1/10
Vast.com		120,495	120,495	12/1/08
VetCentric		3,288,902	3,288,902	11/1/09
Subtotal:	17.6%	$39,181,899	$39,889,906

Medical Devices
Accuri Cytometers		$981,388	$981,388	9/1/10
AirXpanders		87,348	87,348	1/1/11
Ample Medical		212,025	212,025	12/1/10
Aspire Medical		2,200,076	2,200,076	12/1/09
Emergent Respiratory Products		56,896	56,896	6/1/08
Emphasys Medical		7,294,837	7,294,837	1/1/11
EnteroMedics		5,558,186	5,558,186	8/1/10
Evalve		5,444,967	5,444,967	8/1/09
HandyLab		2,397,234	2,397,234	12/1/10
iBalance Medical		1,791,706	1,791,706	9/1/10
Inogen		830,433	830,433	7/1/09
Myocor		6,316,713	6,316,713	2/1/10
Myoscience		1,412,975	1,412,975	6/1/11
Nellix		457,896	457,896	4/1/11
NeoGuide Systems		2,298,592	2,298,592	7/1/10
Oculus Innovative Sciences		1,819,820	1,819,820	4/1/09
Percutaneous Systems		623,257	623,257	9/1/09
Softscope Medical Technologies		234,779	234,779	12/1/10
Subtotal:	18.0%	$40,019,128	$40,019,128

Other Healthcare
Advanced ICU Care		$350,098	$350,098	10/1/10
Chakshu Research		3,494,685	3,494,685	12/1/09
MedManage Systems		450,713	450,713	8/1/10
Nanosphere		5,378,880	5,378,880	8/1/10
Pharmacy TV Network		-	336,005	*

Skylight Healthcare Systems		3,500,241	3,500,241	1/1/11
Subtotal:	5.9%	$13,174,617	$13,510,622

Other Technology
Building B		$2,148,275	$2,148,275	1/1/11
EoPlex		144,966	144,966	8/1/10
Nanoconduction		2,037,356	2,037,356	*
NanoGram		2,247,168	2,247,168	12/1/10
Nanosolar		919,139	919,139	5/1/10
Nanostellar		1,123,196	1,123,196	7/1/09
ORYXE Energy International		1,256,425	1,256,425	5/1/10
Sub-One		3,480,629	3,480,629	11/1/10
Triformix		214,210	214,210	3/1/09
Subtotal:	6.1%	$13,571,364	$13,571,364

Security
Apere		$377,286	$377,286	5/1/09
Assurz		803,865	803,865	1/1/10
BigFix		324,611	324,611	5/1/08
CipherOptics		2,087,694	2,087,694	3/1/10
Dragnet Solutions		116,400	116,400	4/1/09
Guardian Analytics		384,508	384,508	3/1/11
Ironkey		512,488	512,488	4/1/10
Lancope		657,496	657,496	10/1/08
Mi5		143,103	143,103	7/1/09
Nevis Networks		750,690	750,690	8/1/09
Safend		1,858,402	1,858,402	12/1/09
Secure Elements		299,318	299,318	10/1/08
SNOCAP		4,107,587	4,107,587	1/1/10
TrustedID		1,336,270	1,336,270	11/1/09
Vericept		2,184,697	2,184,697	6/1/09
Voltage Security		3,691,627	3,691,627	6/1/09
Xactly		313,605	313,605	6/1/10
Subtotal:	9.0%	$19,949,647	$19,949,647

Semiconductors & Equipment
Alereon		$1,695,143	$1,695,143	7/1/10
Andigilog		204,268	204,268	*
Aristos Logic		3,637,987	3,637,987	4/1/10
Azuro		2,361,381	2,361,381	2/1/10
Bitwave Semiconductor		768,620	768,620	12/1/09
Celestial Semiconductor		1,339,782	1,339,782	6/1/09
Cswitch		2,879,118	2,879,118	6/1/10
Discera		618,757	618,757	1/1/11

Enigma Semiconductor		692,816	692,816	12/1/08
Gigafin Networks		3,463,416	3,463,416	7/1/10
InSilica		1,900,425	1,900,425	7/1/10
Integrated Materials		1,677,718	1,677,718	6/1/10
Intelleflex		367,260	367,260	11/1/08
InvenSense		1,875,400	1,875,400	1/1/11
KeyEye Communications		1,772,747	3,572,747	*
Luminescent Technologies		1,732,268	1,732,268	7/1/09
Luxtera		1,942,752	1,942,752	1/1/11
LV Sensors		2,419,489	2,419,489	2/1/11
Montalvo Systems		453,531	453,531	8/1/08
Netxen		1,877,205	1,877,205	10/1/10
RMI Corporation		9,132,484	9,132,484	7/1/10
Silicon Optix		5,613,503	5,613,503	3/1/11
Teknovus		2,325,468	2,325,468	3/1/10
Tela Innovations		458,132	458,132	10/1/10
Xilient		1,115,785	1,115,785	12/1/09
Subtotal:	23.6%	$52,325,455	$54,125,455

Software
5SquareSystems		$1,095,154	$1,095,154	7/1/09
Akimbo Systems		572,762	572,762	2/1/09
Arena Solutions		3,343,860	3,343,860	1/1/10
Athena Design Systems		482,676	482,676	4/1/10
Berkeley Design Automation		1,164,969	1,164,969	12/1/10
Blackfoot		-	290,285	*
BlueRoads		3,437,445	3,437,445	3/1/10
Bocada		1,262,115	1,262,115	10/1/09
Canopy Financial		482,714	482,714	11/1/10
Cloudmark		2,489,979	2,489,979	10/1/10
Coghead		712,119	712,119	10/1/10
DemandBase		727,219	727,219	11/1/10
Emergent Game Technologies, Inc.		573,779	573,779	7/1/09
Enigma Information Retrieval Systems		722,452	722,452	11/1/08
Enkata Technologies		313,282	313,282	4/1/10
Evincii		255,618	255,618	10/1/10
firstRain		1,095,159	1,095,159	12/1/08
Fusion Dynamic		-	686,486	*
Future Point Systems		234,414	234,414	1/1/11
Gizmo5 Technologies		1,763,695	1,763,695	11/1/09
Integrien		3,430,703	3,430,703	7/1/10
IT Structures		240,893	240,893	9/1/10
JasperSoft		1,283,663	1,283,663	9/1/09
Kabira Technologies		2,397,114	2,397,114	12/1/10

Kareo		235,217	235,217	7/1/10
KonaWare		-	110,072	*
Market6		1,105,967	1,105,967	7/1/10
MetaCarta		2,015,133	2,015,133	11/1/09
NR2B Research		442,170	442,170	3/1/11
Nusym Technologies		391,211	391,211	4/1/09
Orb Networks		826,089	826,089	1/1/10
Perquest		228,332	228,332	3/1/09
Platform Solutions		5,511,579	5,511,579	9/1/09
Qlip Media		303,920	303,920	8/1/08
Siperian		2,663,989	2,663,989	10/1/09
SOA Software		489,838	489,838	9/1/08
Solidcore Systems		2,668,884	2,668,884	10/1/09
SoundFlavor		325,547	325,547	7/1/10
Steelwedge		1,371,063	1,371,063	5/1/09
Ultriva		1,096,951	1,096,951	12/1/09
Universal Ad		945,866	945,866	10/1/10
Visible World		3,312,093	3,312,093	12/1/10
W&W Communications		229,054	229,054	12/1/08
Xtime		446,728	446,728	1/1/11
Zoove		1,807,204	1,807,204	2/1/10
Subtotal:	24.5%	$54,498,619	$55,585,462

Technology Services
Fusepoint		$1,433,260	$1,433,260	10/1/08
Jacent Technologies		-	234,637	*
Neutral Tandem		6,796,031	6,796,031	3/1/10
OpSource		5,916,448	5,916,448	3/1/11
Subtotal:	6.4%	$14,145,739	$14,380,376

Wireless
AeroScout		$266,338	$266,338	6/1/08
Altierre		1,063,456	1,063,456	4/1/09
Cellfire		1,225,634	1,225,634	3/1/10
DeFi Mobile		238,597	238,597	12/1/10
Digital Bridges		3,431,905	3,431,905	12/1/08
HandsOn Mobile		2,728,485	2,728,485	5/1/10
July Systems		605,754	605,754	4/1/10
LimeLife		1,848,045	1,848,045	10/1/09
Magnolia Broadband		2,388,022	2,388,022	7/1/09
Nextivity		430,058	430,058	11/1/09
OOMA		925,481	925,481	5/1/09
Pontis		759,593	759,593	6/1/09
Quickoffice		1,864,464	1,864,464	7/1/10

S5 Wireless		2,883,087	2,883,087	5/1/10
Sandlinks		896,966	896,966	6/1/10
ScanR		2,004,273	2,004,273	4/1/11
SmartDrive		1,535,198	1,535,198	6/1/10
Venturi Wireless		1,295,537	1,295,537	11/1/10
Vivotech		1,784,392	1,784,392	8/1/09
Wavion		1,142,038	1,142,038	8/1/09
WiSpry		1,193,851	1,193,851	4/1/10
Subtotal:	13.7%	$30,511,174	$30,511,174

Total: (Cost of $335,327,975)	148.7%	$330,472,483	$335,327,975

*As of March 31, 2008 loans with a cost basis of $9.3 million and a fair market value of $4.5 million have been classified as non-accrual.

Loans as of December 31, 2007 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/07	12/31/07	Maturity Date
Biotechnology
Acumen Pharmaceuticals		$510,750	$510,750	8/1/10
Athersys		1,347,813	1,347,813	6/1/08
ProMetic		7,572,937	7,572,937	8/1/09
Raven Biotechnologies		960,084	960,084	6/1/08
SanBio		1,203,606	1,203,606	10/1/10
Serenex		813,248	813,248	8/1/08
Trellis Bioscience		897,359	897,359	12/1/10
Subtotal:	5.8%	$13,305,797	$13,305,797

Carrier Networking
Actelis		$1,980,108	$1,980,108	12/1/08
Asoka USA Corporation		957,308	957,308	1/1/11
Ellacoya Networks		5,567,331	5,567,331	12/1/09
Kasenna		1,444,029	1,444,029	9/1/09
Kodiak Networks		1,133,172	1,133,172	4/1/10
OnSite Systems		254,533	254,533	12/1/08
OpVista		4,513,154	4,513,154	5/1/10
Overture Networks		2,720,938	2,720,938	2/1/10
Wavebender		456,545	456,545	9/1/10
World Wide Packets		9,038,696	9,038,696	1/1/10
Subtotal:	12.3%	$28,065,814	$28,065,814

Computers & Storage
Calista Technologies		$529,325	$529,325	1/14/08

CloudShield		1,103,439	1,103,439	1/1/10
D-Wave Systems		405,924	405,924	7/1/10
Gear Six, Inc.		925,081	925,081	7/1/10
Ncomputing		1,209,935	1,209,935	9/1/10
Panta Systems		463,574	923,575	*
Powerfile		697,799	697,799	6/1/08
Sanrad		1,366,738	1,366,738	12/1/08
Sepaton		3,618,936	3,618,936	10/1/09
Teneros		1,879,062	1,879,062	10/1/09
Vidyo		1,252,401	1,252,401	10/1/10
Subtotal:	5.9%	$13,452,214	$13,912,215

Enterprise Networking
BlueSocket		$1,322,903	$1,322,903	12/1/09
Envivio		3,766,972	3,766,972	1/1/11
Informative		854,407	854,407	7/1/09
NeoPath Networks		2,823,363	2,823,363	11/1/09
NextHop Technologies		660,729	660,729	6/1/08
The Retail Equation		96,582	96,582	6/1/08
Vyatta		708,558	708,558	2/1/11
Subtotal:	4.5%	$10,233,514	$10,233,514

Internet
Accelovation		$1,045,181	$1,045,181	1/1/11
Aggregate Knowledge		763,076	763,076	2/1/11
BuzzLogic		461,623	461,623	5/1/11
Collarity		486,040	486,040	3/1/11
Cuill		3,194,680	3,194,680	2/1/12
Digital Railroad		1,390,073	1,390,073	1/1/10
Donnerwood Media		731,293	731,293	8/1/10
EForce Media		1,461,125	1,461,125	12/1/10
FaceBook		1,161,223	1,161,223	11/1/08
Feedster		1,051,305	1,051,305	*
Flock		954,423	954,423	5/1/10
Genius		1,528,322	1,528,322	8/1/10
Goodmail Systems		1,519,096	1,519,096	2/1/09
iGroup Network		164,783	164,783	8/1/10
Insider Guides		926,996	926,996	2/1/11
Koders		345,453	345,453	2/1/10
Kosmix		404,803	404,803	9/1/08
Monitor110		1,673,555	1,673,555	1/1/10
Philotic		146,312	146,312	10/1/10
Plaxo		1,123,721	1,123,721	12/1/10
Popjax		474,045	474,045	12/1/10

ProQuo [Skoop Heavy Industries]		1,219,331	1,219,331	6/1/10
QuantCast		176,809	176,809	3/1/11
Radar Networks		1,099,708	1,099,708	10/1/10
Return Path		3,360,084	3,360,084	12/1/10
Riya		2,427,058	2,427,058	7/1/11
ScanScout		526,629	526,629	2/7/08
Sharpcast		2,934,561	2,934,561	12/1/10
SnapJot		112,239	112,239	10/1/08
ThisNext, Inc.		442,289	442,289	6/1/10
Tribe		-	465,007	*
Turn		2,003,049	2,003,049	1/1/11
ultraRPM		2,269,125	2,269,125	11/1/10
uStream.TV		216,296	216,296	10/1/10
Vast.com		155,941	155,941	12/1/08
VetCentric		3,726,339	3,726,339	11/1/09
Subtotal:	18.2%	$41,676,586	$42,141,593

Medical Devices
Ablation Frontiers		$511,971	$511,971	8/1/08
Accuri Cytometers		980,312	980,312	9/1/10
AirXpanders		56,416	56,416	1/1/11
Aspire Medical		2,548,978	2,548,978	12/1/09
Emergent Respiratory Products		131,692	131,692	6/1/08
Emphasys Medical		4,830,563	4,830,563	1/1/11
EnteroMedics		6,663,787	6,663,787	8/1/10
Evalve		6,348,225	6,348,225	8/1/09
HandyLab		2,315,064	2,315,064	12/1/10
iBalance Medical		1,870,690	1,870,690	9/1/10
Inogen		1,155,052	1,155,052	7/1/09
Myocor		6,997,460	6,997,460	2/1/10
Myoscience		1,426,025	1,426,025	6/1/11
Nellix		402,930	402,930	1/1/11
NeoGuide Systems		2,427,927	2,427,927	7/1/10
Oculus Innovative Sciences		2,208,171	2,208,171	4/1/09
Percutaneous Systems		712,663	712,663	9/1/09
Softscope Medical Technologies		233,236	233,236	12/1/10
Volcano Corporation		64,248	64,248	2/1/08
Subtotal:	18.3%	$41,885,410	$41,885,410

Other Healthcare
Advanced ICU Care		$365,267	$365,267	10/1/10
Chakshu Research		3,932,189	3,932,189	12/1/09
MedManage Systems		491,310	491,310	8/1/10
Nanosphere		5,450,019	5,450,019	8/1/10

Pharmacy TV Network		-	336,005	*
Skylight Healthcare Systems		3,664,110	3,664,110	10/1/10
Subtotal:	6.1%	$13,902,895	$14,238,900

Other Technology
Building B		$1,587,098	$1,587,098	10/1/10
EoPlex		170,403	170,403	8/1/10
Nanoconduction		2,342,805	2,342,805	8/1/10
NanoGram		2,508,051	2,508,051	12/1/10
Nanosolar		1,032,099	1,032,099	5/1/10
Nanostellar		1,312,138	1,312,138	7/1/09
ORYXE Energy International		1,376,662	1,376,662	5/1/10
Sub-One		3,787,625	3,787,625	11/1/10
Tag Networks		2,563,331	2,563,331	9/1/09
Triformix		259,880	259,880	3/1/09
Subtotal:	7.4%	$16,940,092	$16,940,092

Security
Apere		$441,942	$441,942	5/1/09
Assurz		928,005	928,005	1/1/10
BigFix		634,087	634,087	5/1/08
CipherOptics		2,348,319	2,348,319	3/1/10
Dragnet Solutions		140,815	140,815	4/1/09
Guardian Analytics		84,561	84,561	1/1/11
Ironkey		572,774	572,774	4/1/10
Lancope		880,091	880,091	10/1/08
Mi5		169,132	169,132	7/1/09
Nevis Networks		869,895	869,895	8/1/09
Safend		2,170,741	2,170,741	12/1/09
Secure Elements		396,777	396,777	10/1/08
SNOCAP		4,216,961	4,216,961	1/1/10
TrustedID		1,514,227	1,514,227	11/1/09
Vericept		2,552,239	2,552,239	6/1/09
Voltage Security		4,366,051	4,366,051	6/1/09
Xactly		346,551	346,551	6/1/10
Subtotal:	9.9%	$22,633,168	$22,633,168

Semiconductors & Equipment
Alereon		$1,687,479	$1,687,479	7/1/10
Andigilog		749,407	749,407	12/1/08
Aristos Logic		4,076,413	4,076,413	4/1/10
Azuro		2,620,137	2,620,137	2/1/10
Bitwave Semiconductor		863,394	863,394	12/1/09
Celestial Semiconductor		1,571,745	1,571,745	6/1/09

Cswitch		2,334,790	2,334,790	6/1/10
Discera		794,732	794,732	1/1/11
Enigma Semiconductor		855,049	855,049	12/1/08
Gigafin Networks		3,639,971	3,639,971	7/1/10
InSilica		1,440,552	1,440,552	7/1/10
Integrated Materials		1,927,725	1,927,725	6/1/10
Intelleflex		554,103	554,103	11/1/08
InvenSense		1,825,316	1,825,316	11/1/10
KeyEye Communications		4,102,928	4,102,928	3/1/10
Luminescent Technologies		2,004,298	2,004,298	7/1/09
Luxtera		2,201,066	2,201,066	1/1/11
LV Sensors		1,238,722	1,238,722	2/1/11
Molecular Imprints		43,248	43,248	1/1/08
Montalvo Systems		731,380	731,380	8/1/08
Netxen		2,570,344	2,570,344	10/1/10
RMI Corporation		10,145,903	10,145,903	7/1/10
Silicon Optix		4,618,229	4,618,229	3/1/11
Teknovus		2,659,247	2,659,247	3/1/10
Tela Innovations		241,145	241,145	7/1/10
Xilient		1,246,465	1,246,465	12/1/09
Subtotal:	24.8%	$56,743,788	$56,743,788

Software
5SquareSystems		$1,153,716	$1,153,716	7/1/09
Adomo		1,130,377	1,130,377	2/4/08
Akimbo Systems		758,339	758,339	2/1/09
Arena Solutions		3,764,551	3,764,551	1/1/10
Athena Design Systems		676,595	676,595	4/1/10
Berkeley Design Automation		1,270,361	1,270,361	12/1/10
Blackfoot		-	290,284	*
BlueRoads		4,030,398	4,030,398	3/1/10
Bocada		1,437,747	1,437,747	10/1/09
Canopy Financial		500,334	500,334	11/1/10
Cloudmark		2,861,973	2,861,973	10/1/10
Coghead		707,776	707,776	10/1/10
DemandBase		723,801	723,801	11/1/10
Emergent Game Technologies, Inc.		662,001	662,001	7/1/09
Enigma Information Retrieval Systems		975,697	975,697	11/1/08
Enkata Technologies		658,707	658,707	4/1/10
Evincii		275,507	275,507	10/1/10
firstRain		1,383,761	1,383,761	12/1/08
Fusion Dynamic		75,486	775,486	*
Gizmo5 Technologies		1,978,967	1,978,967	11/1/09
Integrien		3,810,200	3,810,200	7/1/10

IT Structures		239,860	239,860	9/1/10
JasperSoft		1,461,358	1,461,358	9/1/09
Kabira Technologies		1,571,776	1,571,776	12/1/10
Kareo		257,129	257,129	7/1/10
KonaWare		111,334	111,334	3/1/08
Market6		1,189,631	1,189,631	7/1/10
MetaCarta		2,505,100	2,505,100	11/1/09
Nusym Technologies		490,152	490,152	4/1/09
Orb Networks		874,476	874,476	1/1/10
Perquest		275,169	275,169	3/1/09
Platform Solutions		5,957,438	5,957,438	9/1/09
Qlip Media		426,764	426,764	8/1/08
Sabrix		355,633	355,633	3/1/08
Siperian		3,017,033	3,017,033	10/1/09
SOA Software		703,210	703,210	9/1/08
Solidcore Systems		3,020,162	3,020,162	10/1/09
SoundFlavor		381,441	381,441	7/1/10
Steelwedge		1,453,424	1,453,424	4/1/09
Ultriva		1,224,458	1,224,458	12/1/09
Universal Ad		475,791	475,791	7/1/09
Visible World		3,671,938	3,671,938	12/1/10
W&W Communications		293,650	293,650	12/1/08
Xtime		243,375	243,375	1/1/11
Zoove		2,014,305	2,014,305	2/1/10
Subtotal:	26.7%	$61,050,901	$62,041,185

Technology Services
Fusepoint		$1,866,047	$1,866,047	10/1/08
Jacent Technologies		84,637	234,637	*
Neutral Tandem		8,133,422	8,133,422	3/1/10
OpSource		4,618,844	4,618,844	2/1/11
Subtotal:	6.4%	$14,702,950	$14,852,950

Wireless
AeroScout		$655,881	$655,881	6/1/08
Altierre		1,307,708	1,307,708	4/1/09
Cellfire		1,350,805	1,350,805	3/1/10
DeFi Mobile		237,323	237,323	12/1/10
Digital Bridges		4,388,654	4,388,654	12/1/08
HandsOn Mobile		2,988,139	2,988,139	5/1/10
July Systems		666,833	666,833	4/1/10
LimeLife		2,089,863	2,089,863	10/1/09
Magnolia Broadband		2,791,916	2,791,916	7/1/09
Nextivity		486,669	486,669	11/1/09

OOMA		1,165,907	1,165,907	5/1/09
Pontis		880,150	880,150	6/1/09
Quickoffice		2,168,956	2,168,956	7/1/10
S5 Wireless		3,199,103	3,199,103	5/1/10
Sandlinks		981,241	981,241	6/1/10
ScanR		1,666,606	1,666,606	1/1/11
SmartDrive		1,732,307	1,732,307	6/1/10
Venturi Wireless		1,403,010	1,403,010	11/1/10
Vivotech		2,066,752	2,066,752	8/1/09
Wavion		1,587,870	1,587,870	3/1/09
WiSpry		1,448,305	1,448,305	4/1/10
Subtotal:	15.4%	$35,263,998	$35,263,998

Total: (Cost of $372,258,424)	161.6%	$369,857,127	$372,258,424

* As of December 31, 2007, loans with a cost basis of $4.1 million and a fair value of $1.7 million have been classified as non-accrual.  These loans have been accelerated from original maturity and are due in their entirety.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At March 31, 2008, the Fund had unexpired unfunded commitments to borrowers of $76.9 million.

Effective January 1, 2008, the Fund adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is exchanged in an orderly transaction; it is not a forced liquidation or distressed sale.

Valuation Hierarchy

Under SFAS No. 157, Fair Value Measurements (“SFAS 157”), the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The Fund uses estimated exit values when determining the value of its investments.  Because these transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above are classified as Level 3.  The Fund’s derivative is valued using pricing models that are widely accepted in the financial services industry with inputs that can be derived from or corroborated by observable market data.  These models reflect the contractual terms of the derivative including the period to maturity and market observable inputs such as yield and option volatility. As a result, these measurements are classified as Level 2.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 2	Level 3	Total
ASSETS:
Loans to Borrowers	$-	$330,472,483	$330,472,483

Total assets	$-	$330,472,483	$330,472,483

LIABILITIES:
Interest Rate Swap Agreement	$2,717,495	$-	$2,717,495

Total liabilities	$2,717,495	$-	$2,717,495

No assets or liabilities which are measured at fair value on a recurring basis are classified as Level 1.

The fair value of the interest rate swap agreement as of March 31, 2008 and December 31, 2007 was ($2,717,495) and ($1,185,838), respectively and is included in other accrued liabilities.

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

LEVEL 3 INPUTS

Loans to Borrowers

Balance December 31, 2007	$369,857,127
Additional acquisitions	26,359,372
Net principal reductions	(63,289,835)
Mark to market adjustments	(2,454,195)
Realized Gains	14
Balance March 31, 2008	$330,472,483

4.

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

5.

CAPITAL STOCK

As of March 31, 2008 and December 31, 2007, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Company through March 31, 2008 and December 31, 2007 was $250.0 million, of which $242.5 million, respectively, was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended	For the Three Months Ended
	March 31, 2008	March 31, 2007
Cash distributions	$9,000,000	$12,300,000
Distributions of securities	1,955,674	1,382,769

Total distributions to shareholder	$10,955,674	$13,682,769

During the quarter, the Fund made distributions as noted in the table above.  These distributions have been presented as distributions of income.  However, the final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.

6.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2008 and 2007.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

Total return*	7.70%	12.95%

Per share amounts:
Net asset value, beginning of period	$2,288.56	$2,381.48
Net investment income	82.58	99.28
Net change in unrealized loss from
investments and hedging activity	(39.86)	(23.25)
Net increase in net assets resulting from operations	42.72	76.03
Capital contributions	-	40.00
Income distributions to shareholder	(109.56)	(76.83)

Return of capital to shareholder	-	(60.00)

Net asset value, end of period	$2,221.72	$2,360.68

Net assets, end of period	$222,171,843	$236,067,907

Ratios to average net assets:

Expenses*	8.69%	10.46%
Net investment income *	14.83%	16.74%
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

Loans are held at estimated fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of Note 2 of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007 (Summary of Significant Accounting Policies).  Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.  The actual value of the loans may differ from management's estimates which would affect net income as well as net assets.

Results of Operations –For the three months ended March 31, 2008 and 2007

Total investment income for the three months ended March 31, 2008 and 2007 was $13.1 million and $16.1 million, respectively, of which $12.8 million and $15.1 million consisted of interest on venture loans outstanding during the period.  The remaining income related to interest income from short-term investment of cash as well as other income from commitment fees, warrants received for loans that will never fund, and incentive fees received on a certain loan.  Performing loans declined from $428.6 million as of March 31, 2007 to $368.2 million as of December 31, 2007 and to $326.0 million as of March 31, 2008.  This was partially offset by the increasing interest rates, as average interest rates rose from 14.15% for the three months ended March 31, 2007 to 14.62% for the three months ended March 31, 2008.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Total management fees for the three months ended March 31, 2008 and 2007 were $2.3 million and $2.8 million, respectively.  Management fees are based on assets under management, and decreased due to the decrease in assets under management relative to the previous year.

Total interest expense was $2.0 million and $2.9 million for the three months ended March 31, 2008 and 2007, respectively.  Interest expense decreased for the period because average borrowings outstanding under the debt facility increased from $204.6 million as of December 31, 2006 to $214.6 as of March 31, 2007.  The outstanding balance then decreased to $156.0 as of December 31, 2007 and to $136.0 million as of March 31, 2008.  Additionally, weighted average interest rates decreased from 5.62% to 5.34% for the three months ended March 31, 2007 and 2008, respectively as interest rates in general declined.  The commercial paper market continued to be volatile for the quarter causing some increased interest expense.

Total banking and professional fees were $0.5 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively.  The increase for the period was primarily related to increased bank fees and to a lesser extent an increase in professional fees.  The banking fee increase was the result of paying down debt under the banking facility; which caused increased fees on the unused portion of the facility.

Net investment income for the three months ended March 31, 2008 and 2007 was $8.3 million and $9.9 million, respectively.

Total net realized gain (loss) from investment transactions was less than $0.1 million and $(1.7) million for the three months ended March 31, 2008 and 2007 respectively.  The realized losses consist of write offs and recoveries of previously written off uncollectible loans.

Total net change in unrealized loss from investment and hedging activities for the three months ended March 31, 2008 and 2007 was $(4.0) million and $(0.6) million respectively.  The net change in unrealized loss for the three months ended March 31, 2008 is composed of a $1.5 million decrease in the value of an interest rate swap transaction and a $2.5 million net decrease in the fair market valuation of loans.  The net change in unrealized loss for the three months ended March 31, 2007 is composed of a $0.3 million decrease in the value of an interest rate swap transaction and the $0.3 million net decrease in the fair market valuation of loans.

Net increase in net assets resulting from operations for the three months ended March 31, 2008 and 2007 was $4.3 million and $7.6 million, respectively.  On a per share basis, net increase in net assets resulting from operations was $42.72 and $76.02 for the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources – March 31, 2008 and December 31, 2007

Total capital contributed to the Fund was $242.5 million as of March 31, 2008 and December 31, 2007, respectively.  Committed capital to the Company at March 31, 2008 and December 31, 2007 was $250.0 million, all of which had been called.

The Fund had in place a $230.0 million securitization debt facility as March 31, 2008 and December 31, 2007.  Borrowings by the Fund are collateralized by receivables from loans advanced by the Fund in its ordinary course of business.  The Fund pays interest on its borrowings based on the secured facility’s cost of issuing commercial paper obligations.  The Fund typically will enter into hedge transactions to limit its interest rate risk, and thus the net interest expense will be based in a large part on the fixed rate negotiated on these transactions.  The facility terminates in May 2009, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  The first draw against this direct financial obligation of the Fund took place in October, 2004.  Both the bank fees and legal costs associated with this facility have been capitalized and are being amortized over the expected life of the facility.

At March 31, 2008 and December 31, 2007 the Fund had interest rate swap transactions outstanding with a total notional principal amount of $150.0 million and $156.0 million.  The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value.  The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of March 31, 2008 and December 31, 2007, 8% and 4%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during the three months ended March 31, 2008.  Amounts disbursed under the Fund's loan commitments totaled approximately $26.4 million during the period from January 1, 2008 through March 31, 2008.  Net loan amounts outstanding after amortization and reserves decreased by approximately $39.4 million for the same period.  Unexpired, unfunded commitments totaled approximately $76.9 million as of March 31, 2008.

As of	Amount Disbursed	Principal Reductions and Reserves	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
March 31, 2008	$853.4 million	$522.9 million	$330.5 million	$76.9 million
December 31, 2007	$827.0 million	$457.1 million	$369.9 million	$61.0 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of income for the three months ended March 31, 2008.  Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

Item 4.  Controls and Procedures

See response to Item 4T.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

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

Changes in Internal Controls:

There were no changes in the Fund's internal controls or in other factors that could materially affect these controls during the period covered by this quarterly report on Form 10-Q.

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

Item 1A.

Risk Factors

See item 1A- ‘Risk Factors’ in the Fund’s 2007 Annual Report on Form 10-K for a detailed description of the principal risks that attend to the Fund and its business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003.  No other shares of the Fund have been sold; however the Fund received an additional $242.5 million of paid in capital during the period from May 28, 2004 through March 31, 2008 which is expected to be used to acquire venture loans and fund operations.

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

31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING IV, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

May 14, 2008

Date:

May 14, 2008

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

31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)   designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

Date: May 14, 2008

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer

                     Exhibit 31.2

CERTIFICATION PURSUANT TO
RULE 13a-14

I, Ronald W. Swenson, certify that:

6.

I have reviewed this quarterly report on Form 10-Q of Venture Lending & Leasing IV, Inc.;

7.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

8.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

9.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)   designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

10.

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

Date: May 14, 2008

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

May 14, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
May 14, 2008