Form 10-Q
period 2008-06-30
VENTURE LENDING & LEASING IV INC
filed 2008-08-14
CIK 1271808

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Outstanding as of August 13, 2008

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of June 30, 2008 and December 31, 2007

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2008 and 2007

Condensed Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2008 and 2007

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2008 and 2007

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

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING IV, INC.

 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
ASSETS
Loans, at estimated fair value
(Cost of $329,161,826 and $372,258,424)	$320,100,618	$369,857,127
Cash and cash equivalents	9,234,069	14,671,135
Other assets	4,730,306	5,222,139

Total assets	334,064,993	389,750,401

LIABILITIES
Borrowings under debt facility	115,015,512	156,015,512
Accrued management fees	2,087,906	2,430,130
Accounts payable and other accrued liabilities	2,432,987	2,449,253

Total liabilities	119,536,405	160,894,895

Net assets	$214,528,588	$228,855,506

Analysis of Net Assets:

Capital paid in on shares of capital stock	$245,025,000	$242,525,000
Return of capital distributions	(15,629,686)	(13,629,686)
Accumulated deficit	(14,866,726)	(39,808)
Net assets (equivalent to $2,145.29 and $2,288.56 per share
based on 100,000 shares of capital stock outstanding - See Note 5)	$214,528,588	$228,855,506

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

INVESTMENT INCOME:
Interest on loans	$11,170,340	$14,356,914	$24,018,047	$29,418,342
Other interest and other income	136,554	367,217	$387,009	1,439,883
Total investment income	11,306,894	14,724,131	24,405,056	30,858,225

EXPENSES:
Management fees	2,087,906	2,714,285	4,364,981	5,554,924
Interest expense	1,920,197	2,976,322	3,888,691	5,919,904
Banking and professional fees	651,675	521,872	1,189,854	909,521
Other operating expenses	52,653	28,287	109,218	62,507
Total expenses	4,712,431	6,240,766	9,552,744	12,446,856
Net investment income	6,594,463	8,483,365	14,852,312	18,411,369

Net realized loss from investment transactions	(260,283)	(1,177,023)	(260,269)	(2,868,097)
Net change in unrealized loss from investments
and hedging activities	(2,939,065)	(16,847)	(6,924,917)	(651,576)
Net realized and unrealized loss from investment
and hedging activities	(3,199,348)	(1,193,870)	(7,185,186)	(3,519,673)
Net increase in net assets
resulting from operations	$3,395,115	$7,289,495	$7,667,126	$14,891,696
Net increase in net assets
resulting from operations per share	$33.95	$72.89	$76.67	$148.92
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS  (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Increase in net assets from operations
Net investment income	$6,594,463	$8,483,365	$14,852,312	$18,411,369
Net realized loss from investment
transactions	(260,283)	(1,177,023)	(260,269)	(2,868,097)
Net change in unrealized loss from
investments and hedging activities	(2,939,065)	(16,847)	(6,924,917)	(651,576)

Net increase in net assets resulting
from operations	3,395,115	7,289,495	7,667,126	14,891,696

Distributions of income to shareholder	(11,538,370)	(7,443,250)	(22,494,044)	(15,126,019)
Return of capital to shareholder	(2,000,000)	-	(2,000,000)	(6,000,000)
Capital share transactions	2,500,000	-	2,500,000	4,000,000

Total decrease	(7,643,255)	(153,755)	(14,326,918)	(2,234,323)

Net assets
Beginning of period	222,171,843	236,067,907	228,855,506	238,148,475

End of period	$214,528,588	$235,914,152	$214,528,588	$235,914,152

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$7,667,126	$14,891,696
Adjustments to reconcile net increase in net assets to net cash provided by operating activities:
Net realized loss from investment transactions	260,269	2,868,097
Net change in unrealized loss from investments and hedging activities	6,924,917	651,576
Amortization of deferred costs related to borrowing facility	141,147	120,259
Net decrease in other assets	356,539	612,080
Net decrease in accounts payable, accrued liabilities, and accrued
management fees	(623,495)	(852,402)
Origination of loans	(73,726,386)	(104,648,352)
Principal payments on loans	115,299,838	112,027,352
Acquisition of equity securities	(3,931,167)	(1,826,019)
Net cash provided by operating activities	52,368,788	23,844,287
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholder	(19,300,000)	(19,300,000)
Borrowings under debt facility	5,000,000	15,000,000
Repayments of debt facility	(46,000,000)	(25,000,000)
Payment of bank facility fees and costs	(5,854)	(11,852)
Contributions from shareholder	2,500,000	4,000,000
Net cash provided by (used in) financing activities	(57,805,854)	(25,311,852)
Net decrease in cash and cash equivalents	(5,437,066)	(1,467,565)
CASH AND CASH EQUIVALENTS:
Beginning of period	14,671,135	20,536,280
End of period	$9,234,069	$19,068,715
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:
Interest	$4,140,644	$5,935,707
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$1,262,877	$-
Distributions of equity securities to shareholder	$5,194,044	$1,826,019

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods.  Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and six months ended June 30, 2008 are not necessarily indicative of what the results would be for a full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Valuation Methods

At June 30, 2008 and December 31, 2007, the financial statements include nonmarketable investments ($320,100,618 and $369,857,127 or approximately 96% and 95% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

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

Debt securities held as Short-term Investments are valued based on current bid quotations of recognized dealers or, when market quotations are not readily available, based on appraisals received from a pricing service using a computerized matrix system, or based upon appraisals derived from information concerning the securities or similar securities received from recognized dealers in the securities.  Notwithstanding the foregoing, debt securities with remaining maturities of ninety (90) days or fewer generally are valued by amortizing the difference between their last available fair value and their par value, provided such amount is not materially different from quoted price.  As of June 30, 2008 and December 31, 2007, the Fund held no short-term investments.

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

As of June 30, 2008 and December 31, 2007, loans with a cost basis of $11.6 million and $4.1 million and a fair value of $4.6 million and $1.7 million, respectively, have been classified as nonaccrual.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), an amendment of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This statement becomes effective for the Fund in the first quarter of 2009.  The Fund does not expect that the adoption of this statement will have a material effect on its financial statements.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income. As of June 30, 2008, the Fund had no uncertain tax positions.

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of June 30, 2008, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the three month period ended June 30, 2008 and 2007, the weighted average interest rate on performing loans was 14.07% and 13.79%, respectively.  For the six month period ended June 30, 2008 and 2007, the weighted average interest rate on performing loans was 14.30% and 14.01%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of June 30, 2008 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 6/30/08	6/30/08	Maturity Date
Biotechnology
Acumen Pharmaceuticals		$458,956	$458,956	8/1/10
Bioabsorbable Therapeutics		544,373	544,373	6/1/11
Lightspeed Genomics		324,409	324,409	6/1/11
ProMetic		5,602,770	5,602,770	8/1/09
SanBio		2,288,611	2,288,611	10/1/10
Trellis Bioscience		734,412	734,412	12/1/10
Subtotal:	4.6%	$9,953,531	$9,953,531

Carrier Networking
Actelis		$1,053,388	$1,053,388	12/1/08
Asoka USA Corporation		848,585	848,585	1/1/11
Ellacoya Networks		3,017,016	3,017,016	12/1/09
Kasenna		1,084,350	1,084,350	9/1/09
Kodiak Networks		933,090	933,090	4/1/10
OnSite Systems		76,042	76,042	12/1/08
OpVista		3,376,839	3,376,839	6/1/10
Overture Networks		2,098,996	2,098,996	2/1/10
Wavebender		426,259	426,259	9/1/10
Subtotal:	6.0%	$12,914,565	$12,914,565

Computers & Storage
CloudShield		$2,498,015	$2,498,015	4/1/11
D-Wave Systems		321,583	321,583	7/1/10
Gear Six, Inc.		763,293	763,293	7/1/10
Ncomputing		1,114,554	1,114,554	9/1/10

Panta Systems		233,574	923,574	*
Sanrad		775,852	775,852	12/1/08
Sepaton		2,714,941	2,714,941	10/1/09
Teneros		1,448,606	1,448,606	10/1/09
Vidyo		2,893,175	2,893,175	10/1/10
Subtotal:	5.9%	$12,763,593	$13,453,593

Enterprise Networking
BlueSocket		$1,020,731	$1,020,731	12/1/09
Envivio		3,374,344	3,374,344	1/1/11
GridNetworks		990,704	990,704	6/1/11
Informative		569,478	569,478	7/1/09
NeoPath Networks		2,135,427	2,135,427	11/1/09
PacketMotion		1,437,469	1,437,469	3/1/11
Vyatta		1,449,922	1,449,922	2/1/11
Subtotal:	5.1%	$10,978,075	$10,978,075

Internet
1VERGE		$2,794,579	$2,794,579	6/1/11
Aggregate Knowledge		1,123,592	1,123,592	7/1/11
Blekko		53,015	53,015	5/1/11
BuzzLogic		979,873	979,873	5/1/11
Collarity		1,048,482	1,048,482	5/1/11
Cuill		3,036,193	3,036,193	4/1/12
Delve Networks		474,474	474,474	7/1/11
Digital Railroad		1,014,803	1,014,803	12/1/09
Donnerwood Media		700,169	700,169	5/1/11
EForce Media		1,606,045	1,606,045	12/1/10
FaceBook		540,922	540,922	11/1/08
Flock		788,520	788,520	5/1/10
Genius		1,105,153	1,105,153	8/1/10
Goodmail Systems		778,696	778,696	2/1/09
iGroup Network		156,372	156,372	8/1/10
Inigral		94,984	94,984	5/1/11
Insider Guides		1,641,737	1,641,737	4/1/11
Koders		288,628	288,628	5/1/11
Kosmix		108,597	108,597	9/1/08
Like.com		2,092,253	2,092,253	7/1/11
Monitor110		1,035,820	1,335,820	1/1/10
NetBase Solutions [Accelovation]		943,571	943,571	3/1/11
Philotic		122,366	122,366	10/1/10
Plaxo		987,058	987,058	4/1/11
Popjax		480,070	480,070	12/1/10
ProQuo [Skoop Heavy Industries]		969,592	969,592	6/1/10

QuantCast		1,512,345	1,512,345	6/1/11
Radar Networks		910,550	910,550	10/1/10
Return Path Holdings		2,331,256	2,331,256	12/1/10
RPM Communications		579,074	579,074	12/1/10
Sharpcast		3,816,931	3,816,931	5/1/11
SnapJot		112,548	112,548	10/1/08
TheFind		1,131,419	1,131,419	7/1/11
ThisNext		829,411	829,411	5/1/11
Tribe		-	465,007	*
Turn		1,379,745	1,379,745	1/1/11
ultraRPM		1,903,924	1,903,924	11/1/10
UrthTV		240,114	489,114	*
uStream.TV		203,898	203,898	10/1/10
Vast.com		83,603	83,603	12/1/08
VetCentric		2,837,342	2,837,342	11/1/09
Subtotal:	20.0%	$42,837,724	$43,851,731

Medical Devices
Accuri Cytometers		$897,088	$897,088	9/1/10
AirXpanders		107,746	107,746	4/1/11
Ample Medical		215,546	215,546	12/1/10
Aspire Medical		1,909,013	1,909,013	12/1/09
CyberHeart		702,576	702,576	6/1/11
Emphasys Medical		7,014,524	7,014,524	1/1/11
EnteroMedics		4,734,910	4,734,910	8/1/10
Evalve		4,512,592	4,512,592	8/1/09
Evera Medical		706,581	706,581	3/1/11
HandyLab		2,316,178	2,316,178	12/1/10
iBalance Medical		1,626,886	1,626,886	9/1/10
Inogen		525,794	525,794	7/1/09
Intellidx		685,148	685,148	4/1/11
Myocor		5,613,987	5,613,987	2/1/10
Myoscience		1,296,372	1,296,372	6/1/11
Nellix		424,853	424,853	4/1/11
NeoGuide Systems		2,095,663	2,095,663	7/1/10
Oculus Innovative Sciences		1,418,318	1,418,318	4/1/09
Percutaneous Systems		530,834	530,834	9/1/09
Softscope Medical Technologies		236,519	236,519	12/1/10
Varix Medical		140,496	140,496	4/1/11
VasoNova		292,555	292,555	6/1/11
Subtotal:	17.7%	$38,004,179	$38,004,179

Other Healthcare
Advanced ICU Care		$323,752	$323,752	10/1/10
Chakshu Research		3,042,624	3,042,624	12/1/09
MedManage Systems		408,761	408,761	8/1/10
Nanosphere		4,956,222	4,956,222	8/1/10
Pharmacy TV Network		-	336,005	*
Skylight Healthcare Systems		3,730,402	3,730,402	4/1/11
Subtotal:	5.8%	$12,461,761	$12,797,766

Other Technology
EoPlex		$118,493	$118,493	8/1/10
Integrity Block		48,639	48,639	7/1/11
Nanoconduction		2,037,356	2,037,356	*
NanoGram		1,978,603	1,978,603	12/1/10
Nanosolar		802,673	802,673	5/1/10
Nanostellar		927,750	927,750	7/1/09
ORYXE Energy International		1,131,817	1,131,817	5/1/10
Sezmi Corporation		2,941,632	2,941,632	5/1/11
Solaria		4,672,157	4,672,157	3/1/11
Sub-One		3,711,594	3,711,594	12/1/11
Triformix		166,842	166,842	3/1/09
Subtotal:	8.6%	$18,537,556	$18,537,556

Security
Apere		$309,667	$309,667	5/1/09
Assurz		109,928	709,928	*
CipherOptics		1,818,261	1,818,261	3/1/10
Dragnet Solutions		1,018,895	1,018,895	6/1/11
Guardian Analytics		992,894	992,894	6/1/11
Ironkey		450,202	450,202	4/1/10
Mi5		116,300	116,300	7/1/09
Nevis Networks		627,264	627,264	8/1/09
Safend		1,566,108	1,566,108	12/1/09
Secure Elements		198,659	198,659	10/1/08
TrustedID		1,611,094	1,611,094	4/1/11
Vericept		1,804,763	1,804,763	6/1/09
Voltage Security		2,996,750	2,996,750	6/1/09
Xactly		279,106	279,106	6/1/10
Subtotal:	6.5%	$13,899,891	$14,499,891

Semiconductors & Equipment
Alereon		$1,545,566	$1,545,566	7/1/10
Aristos Logic		3,295,767	3,295,767	11/1/10
Azuro		2,095,108	2,095,108	2/1/10

Bitwave Semiconductor		670,536	670,536	12/1/09
Celestial Semiconductor		660,866	1,260,866	*
Cswitch		2,469,276	2,469,276	6/1/10
Discera		532,662	532,662	1/1/11
Enigma Semiconductor		501,266	501,266	12/1/08
Gigafin Networks		1,579,188	3,279,188	7/1/10
InSilica		1,687,960	1,687,960	7/1/10
Integrated Materials		1,435,493	1,435,493	6/1/10
Intelleflex		1,311,560	1,311,560	2/1/11
InvenSense		1,545,853	1,545,853	1/1/11
KeyEye Communications		520,471	3,320,471	*
Luminescent Technologies		1,450,970	1,450,970	7/1/09
Luxtera		1,644,334	1,644,334	1/1/11
LV Sensors		3,047,597	3,047,597	6/1/11
Netxen		1,520,444	1,520,444	10/1/10
RMI Corporation		8,084,070	8,084,070	7/1/10
Silicon Optix		5,386,354	5,386,354	2/1/11
SiPort		670,298	670,298	7/1/11
Teknovus		1,981,026	1,981,026	3/1/10
Tela Innovations		424,548	424,548	10/1/10
Xilient		2,078,448	2,078,448	3/1/11
Subtotal:	21.5%	$46,139,661	$51,239,661

Software
5SquareSystems		$753,939	$1,043,939	*
Anchor Intelligence		514,748	514,748	7/1/11
Arena Solutions		2,909,700	2,909,700	1/1/10
Athena Design Systems		252,248	252,248	4/1/10
Berkeley Design Automation		1,146,055	1,146,055	12/1/10
BlueRoads		2,977,690	2,977,690	1/1/11
Bocada		1,080,460	1,080,460	10/1/09
Canopy Financial		1,763,438	1,763,438	7/1/11
Cloudmark		2,498,421	2,498,421	1/1/11
Coghead		1,138,320	1,138,320	10/1/10
DemandBase		688,809	688,809	11/1/10
Emergent Game Technologies, Inc.		482,314	482,314	7/1/09
Enigma Information Retrieval Systems		459,763	459,763	11/1/08
Enkata Technologies		261,297	261,297	4/1/10
Evincii		231,994	231,994	10/1/10
firstRain		797,853	797,853	12/1/08
Fusion Dynamic		-	686,486	*
Future Point Systems		481,077	481,077	4/1/11
Gizmo5 Technologies		1,495,915	1,495,915	11/1/09
Integrien		3,038,572	3,038,572	7/1/10

IT Structures		220,512	220,512	9/1/10
JasperSoft		2,540,210	2,540,210	5/1/11
Kabira Technologies		2,407,480	2,407,480	12/1/10
Kareo		212,543	212,543	7/1/10
KonaWare		-	110,072	*
Market6		1,002,262	1,002,262	7/1/10
MetaCarta		1,601,484	1,601,484	11/1/09
NR2B Research		2,407,643	2,407,643	3/1/11
Nusym Technologies		288,977	288,977	4/1/09
Orb Networks		801,713	801,713	1/1/10
Perquest		180,044	180,044	3/1/09
Platform Solutions [IBM]		4,614,596	4,614,596	9/1/09
RingCube Technologies		1,172,085	1,172,085	4/1/11
Siperian		2,299,652	2,299,652	10/1/09
SOA Software		269,546	269,546	9/1/08
Solidcore Systems		2,306,796	2,306,796	10/1/09
SoundFlavor		267,908	267,908	7/1/10
Steelwedge		1,387,101	1,387,101	4/1/09
Ultriva		965,262	965,262	12/1/09
Universal Ad		836,483	836,483	10/1/10
Visible World		2,930,059	2,930,059	12/1/10
W&W Communications		162,545	162,545	12/1/08
Xtime		429,446	429,446	1/1/11
Zoove		1,772,381	1,772,381	7/1/11
Subtotal:	25.2%	$54,049,341	$55,135,899

Technology Services
Fusepoint		$969,713	$969,713	10/1/08
Jacent Technologies		-	234,636	*
Neutral Tandem		5,834,442	5,834,444	3/1/10
OpSource		6,157,313	6,157,313	6/1/11
SG Micro		431,687	431,687	1/1/11
Subtotal:	6.2%	$13,393,155	$13,627,793

Wireless
Altierre		$810,850	$810,850	4/1/09
Cellfire		2,031,320	2,031,320	4/1/11
DeFi Mobile		364,154	364,154	2/1/11
Digital Bridges		2,445,073	2,445,073	12/1/08
Dilithium Networks		2,300,036	2,300,036	6/1/11
Emotive Communications		719,515	719,515	1/1/11
HandsOn Mobile		2,459,756	2,459,756	5/1/10
July Systems		542,543	542,543	4/1/10
LimeLife		1,598,444	1,598,444	10/1/09

Magnolia Broadband		1,970,918	1,970,918	7/1/09
Nextivity		1,546,081	1,546,081	5/1/11
OOMA		676,852	676,852	5/1/09
Ortiva Wireless		1,662,800	1,662,800	5/1/11
Pontis		634,333	634,333	6/1/09
Quickoffice		1,536,062	1,536,062	7/1/10
S5 Wireless		2,556,853	2,556,853	5/1/10
Sandlinks		809,879	809,879	6/1/10
ScanR		2,340,230	2,340,230	7/1/11
Send Me		1,084,998	1,084,998	7/1/11
SmartDrive		1,331,693	1,331,693	6/1/10
Venturi Wireless		1,177,987	1,177,987	11/1/10
Vivotech		1,492,762	1,492,762	8/1/09
Wavion		1,135,862	1,135,862	8/1/09
WiSpry		938,585	938,585	4/1/10
Subtotal:	15.9%	$34,167,586	$34,167,586

Total: (Cost of $329,161,826)	149.2%	$320,100,618	$329,161,826

*As of June 30, 2008 loans with a cost basis of $11.6 million and a fair market value of $4.6 million have been classified as non-accrual.

Loans as of December 31, 2007 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/07	12/31/07	Maturity Date
Biotechnology
Acumen Pharmaceuticals		$510,750	$510,750	8/1/10
Athersys		1,347,813	1,347,813	6/1/08
ProMetic		7,572,937	7,572,937	8/1/09
Raven Biotechnologies		960,084	960,084	6/1/08
SanBio		1,203,606	1,203,606	10/1/10
Serenex		813,248	813,248	8/1/08
Trellis Bioscience		897,359	897,359	12/1/10
Subtotal:	5.8%	$13,305,797	$13,305,797

Carrier Networking
Actelis		$1,980,108	$1,980,108	12/1/08
Asoka USA Corporation		957,308	957,308	1/1/11
Ellacoya Networks		5,567,331	5,567,331	12/1/09
Kasenna		1,444,029	1,444,029	9/1/09
Kodiak Networks		1,133,172	1,133,172	4/1/10
OnSite Systems		254,533	254,533	12/1/08
OpVista		4,513,154	4,513,154	5/1/10

Overture Networks		2,720,938	2,720,938	2/1/10
Wavebender		456,545	456,545	9/1/10
World Wide Packets		9,038,696	9,038,696	1/1/10
Subtotal:	12.3%	$28,065,814	$28,065,814

Computers & Storage
Calista Technologies		$529,325	$529,325	1/14/08
CloudShield		1,103,439	1,103,439	1/1/10
D-Wave Systems		405,924	405,924	7/1/10
Gear Six, Inc.		925,081	925,081	7/1/10
Ncomputing		1,209,935	1,209,935	9/1/10
Panta Systems		463,574	923,575	*
Powerfile		697,799	697,799	6/1/08
Sanrad		1,366,738	1,366,738	12/1/08
Sepaton		3,618,936	3,618,936	10/1/09
Teneros		1,879,062	1,879,062	10/1/09
Vidyo		1,252,401	1,252,401	10/1/10
Subtotal:	5.9%	$13,452,214	$13,912,215

Enterprise Networking
BlueSocket		$1,322,903	$1,322,903	12/1/09
Envivio		3,766,972	3,766,972	1/1/11
Informative		854,407	854,407	7/1/09
NeoPath Networks		2,823,363	2,823,363	11/1/09
NextHop Technologies		660,729	660,729	6/1/08
The Retail Equation		96,582	96,582	6/1/08
Vyatta		708,558	708,558	2/1/11
Subtotal:	4.5%	$10,233,514	$10,233,514

Internet
Accelovation		$1,045,181	$1,045,181	1/1/11
Aggregate Knowledge		763,076	763,076	2/1/11
BuzzLogic		461,623	461,623	5/1/11
Collarity		486,040	486,040	3/1/11
Cuill		3,194,680	3,194,680	2/1/12
Digital Railroad		1,390,073	1,390,073	1/1/10
Donnerwood Media		731,293	731,293	8/1/10
EForce Media		1,461,125	1,461,125	12/1/10
FaceBook		1,161,223	1,161,223	11/1/08
Feedster		1,051,305	1,051,305	*
Flock		954,423	954,423	5/1/10
Genius		1,528,322	1,528,322	8/1/10
Goodmail Systems		1,519,096	1,519,096	2/1/09
iGroup Network		164,783	164,783	8/1/10

Insider Guides		926,996	926,996	2/1/11
Koders		345,453	345,453	2/1/10
Kosmix		404,803	404,803	9/1/08
Monitor110		1,673,555	1,673,555	1/1/10
Philotic		146,312	146,312	10/1/10
Plaxo		1,123,721	1,123,721	12/1/10
Popjax		474,045	474,045	12/1/10
ProQuo [Skoop Heavy Industries]		1,219,331	1,219,331	6/1/10
QuantCast		176,809	176,809	3/1/11
Radar Networks		1,099,708	1,099,708	10/1/10
Return Path		3,360,084	3,360,084	12/1/10
Riya		2,427,058	2,427,058	7/1/11
ScanScout		526,629	526,629	2/7/08
Sharpcast		2,934,561	2,934,561	12/1/10
SnapJot		112,239	112,239	10/1/08
ThisNext, Inc.		442,289	442,289	6/1/10
Tribe		-	465,007	*
Turn		2,003,049	2,003,049	1/1/11
ultraRPM		2,269,125	2,269,125	11/1/10
uStream.TV		216,296	216,296	10/1/10
Vast.com		155,941	155,941	12/1/08
VetCentric		3,726,339	3,726,339	11/1/09
Subtotal:	18.2%	$41,676,586	$42,141,593

Medical Devices
Ablation Frontiers		$511,971	$511,971	8/1/08
Accuri Cytometers		980,312	980,312	9/1/10
AirXpanders		56,416	56,416	1/1/11
Aspire Medical		2,548,978	2,548,978	12/1/09
Emergent Respiratory Products		131,692	131,692	6/1/08
Emphasys Medical		4,830,563	4,830,563	1/1/11
EnteroMedics		6,663,787	6,663,787	8/1/10
Evalve		6,348,225	6,348,225	8/1/09
HandyLab		2,315,064	2,315,064	12/1/10
iBalance Medical		1,870,690	1,870,690	9/1/10
Inogen		1,155,052	1,155,052	7/1/09
Myocor		6,997,460	6,997,460	2/1/10
Myoscience		1,426,025	1,426,025	6/1/11
Nellix		402,930	402,930	1/1/11
NeoGuide Systems		2,427,927	2,427,927	7/1/10
Oculus Innovative Sciences		2,208,171	2,208,171	4/1/09
Percutaneous Systems		712,663	712,663	9/1/09
Softscope Medical Technologies		233,236	233,236	12/1/10
Volcano Corporation		64,248	64,248	2/1/08

Subtotal:	18.3%	$41,885,410	$41,885,410

Other Healthcare
Advanced ICU Care		$365,267	$365,267	10/1/10
Chakshu Research		3,932,189	3,932,189	12/1/09
MedManage Systems		491,310	491,310	8/1/10
Nanosphere		5,450,019	5,450,019	8/1/10
Pharmacy TV Network		-	336,005	*
Skylight Healthcare Systems		3,664,110	3,664,110	10/1/10
Subtotal:	6.1%	$13,902,895	$14,238,900

Other Technology
Building B		$1,587,098	$1,587,098	10/1/10
EoPlex		170,403	170,403	8/1/10
Nanoconduction		2,342,805	2,342,805	8/1/10
NanoGram		2,508,051	2,508,051	12/1/10
Nanosolar		1,032,099	1,032,099	5/1/10
Nanostellar		1,312,138	1,312,138	7/1/09
ORYXE Energy International		1,376,662	1,376,662	5/1/10
Sub-One		3,787,625	3,787,625	11/1/10
Tag Networks		2,563,331	2,563,331	9/1/09
Triformix		259,880	259,880	3/1/09
Subtotal:	7.4%	$16,940,092	$16,940,092

Security
Apere		$441,942	$441,942	5/1/09
Assurz		928,005	928,005	1/1/10
BigFix		634,087	634,087	5/1/08
CipherOptics		2,348,319	2,348,319	3/1/10
Dragnet Solutions		140,815	140,815	4/1/09
Guardian Analytics		84,561	84,561	1/1/11
Ironkey		572,774	572,774	4/1/10
Lancope		880,091	880,091	10/1/08
Mi5		169,132	169,132	7/1/09
Nevis Networks		869,895	869,895	8/1/09
Safend		2,170,741	2,170,741	12/1/09
Secure Elements		396,777	396,777	10/1/08
SNOCAP		4,216,961	4,216,961	1/1/10
TrustedID		1,514,227	1,514,227	11/1/09
Vericept		2,552,239	2,552,239	6/1/09
Voltage Security		4,366,051	4,366,051	6/1/09
Xactly		346,551	346,551	6/1/10
Subtotal:	9.9%	$22,633,168	$22,633,168

Semiconductors & Equipment
Alereon		$1,687,479	$1,687,479	7/1/10
Andigilog		749,407	749,407	12/1/08
Aristos Logic		4,076,413	4,076,413	4/1/10
Azuro		2,620,137	2,620,137	2/1/10
Bitwave Semiconductor		863,394	863,394	12/1/09
Celestial Semiconductor		1,571,745	1,571,745	6/1/09
Cswitch		2,334,790	2,334,790	6/1/10
Discera		794,732	794,732	1/1/11
Enigma Semiconductor		855,049	855,049	12/1/08
Gigafin Networks		3,639,971	3,639,971	7/1/10
InSilica		1,440,552	1,440,552	7/1/10
Integrated Materials		1,927,725	1,927,725	6/1/10
Intelleflex		554,103	554,103	11/1/08
InvenSense		1,825,316	1,825,316	11/1/10
KeyEye Communications		4,102,928	4,102,928	3/1/10
Luminescent Technologies		2,004,298	2,004,298	7/1/09
Luxtera		2,201,066	2,201,066	1/1/11
LV Sensors		1,238,722	1,238,722	2/1/11
Molecular Imprints		43,248	43,248	1/1/08
Montalvo Systems		731,380	731,380	8/1/08
Netxen		2,570,344	2,570,344	10/1/10
RMI Corporation		10,145,903	10,145,903	7/1/10
Silicon Optix		4,618,229	4,618,229	3/1/11
Teknovus		2,659,247	2,659,247	3/1/10
Tela Innovations		241,145	241,145	7/1/10
Xilient		1,246,465	1,246,465	12/1/09
Subtotal:	24.8%	$56,743,788	$56,743,788

Software
5SquareSystems		$1,153,716	$1,153,716	7/1/09
Adomo		1,130,377	1,130,377	2/4/08
Akimbo Systems		758,339	758,339	2/1/09
Arena Solutions		3,764,551	3,764,551	1/1/10
Athena Design Systems		676,595	676,595	4/1/10
Berkeley Design Automation		1,270,361	1,270,361	12/1/10
Blackfoot		-	290,284	*
BlueRoads		4,030,398	4,030,398	3/1/10
Bocada		1,437,747	1,437,747	10/1/09
Canopy Financial		500,334	500,334	11/1/10
Cloudmark		2,861,973	2,861,973	10/1/10
Coghead		707,776	707,776	10/1/10
DemandBase		723,801	723,801	11/1/10
Emergent Game Technologies, Inc.		662,001	662,001	7/1/09

Enigma Information Retrieval Systems		975,697	975,697	11/1/08
Enkata Technologies		658,707	658,707	4/1/10
Evincii		275,507	275,507	10/1/10
firstRain		1,383,761	1,383,761	12/1/08
Fusion Dynamic		75,486	775,486	*
Gizmo5 Technologies		1,978,967	1,978,967	11/1/09
Integrien		3,810,200	3,810,200	7/1/10
IT Structures		239,860	239,860	9/1/10
JasperSoft		1,461,358	1,461,358	9/1/09
Kabira Technologies		1,571,776	1,571,776	12/1/10
Kareo		257,129	257,129	7/1/10
KonaWare		111,334	111,334	3/1/08
Market6		1,189,631	1,189,631	7/1/10
MetaCarta		2,505,100	2,505,100	11/1/09
Nusym Technologies		490,152	490,152	4/1/09
Orb Networks		874,476	874,476	1/1/10
Perquest		275,169	275,169	3/1/09
Platform Solutions		5,957,438	5,957,438	9/1/09
Qlip Media		426,764	426,764	8/1/08
Sabrix		355,633	355,633	3/1/08
Siperian		3,017,033	3,017,033	10/1/09
SOA Software		703,210	703,210	9/1/08
Solidcore Systems		3,020,162	3,020,162	10/1/09
SoundFlavor		381,441	381,441	7/1/10
Steelwedge		1,453,424	1,453,424	4/1/09
Ultriva		1,224,458	1,224,458	12/1/09
Universal Ad		475,791	475,791	7/1/09
Visible World		3,671,938	3,671,938	12/1/10
W&W Communications		293,650	293,650	12/1/08
Xtime		243,375	243,375	1/1/11
Zoove		2,014,305	2,014,305	2/1/10
Subtotal:	26.7%	$61,050,901	$62,041,185

Technology Services
Fusepoint		$1,866,047	$1,866,047	10/1/08
Jacent Technologies		84,637	234,637	*
Neutral Tandem		8,133,422	8,133,422	3/1/10
OpSource		4,618,844	4,618,844	2/1/11
Subtotal:	6.4%	$14,702,950	$14,852,950

Wireless
AeroScout		$655,881	$655,881	6/1/08
Altierre		1,307,708	1,307,708	4/1/09
Cellfire		1,350,805	1,350,805	3/1/10

DeFi Mobile		237,323	237,323	12/1/10
Digital Bridges		4,388,654	4,388,654	12/1/08
HandsOn Mobile		2,988,139	2,988,139	5/1/10
July Systems		666,833	666,833	4/1/10
LimeLife		2,089,863	2,089,863	10/1/09
Magnolia Broadband		2,791,916	2,791,916	7/1/09
Nextivity		486,669	486,669	11/1/09
OOMA		1,165,907	1,165,907	5/1/09
Pontis		880,150	880,150	6/1/09
Quickoffice		2,168,956	2,168,956	7/1/10
S5 Wireless		3,199,103	3,199,103	5/1/10
Sandlinks		981,241	981,241	6/1/10
ScanR		1,666,606	1,666,606	1/1/11
SmartDrive		1,732,307	1,732,307	6/1/10
Venturi Wireless		1,403,010	1,403,010	11/1/10
Vivotech		2,066,752	2,066,752	8/1/09
Wavion		1,587,870	1,587,870	3/1/09
WiSpry		1,448,305	1,448,305	4/1/10
Subtotal:	15.4%	$35,263,998	$35,263,998

Total: (Cost of $372,258,424)	161.6%	$369,857,127	$372,258,424

* As of December 31, 2007, loans with a cost basis of $4.1 million and a fair value of $1.7 million have been classified as non-accrual.  These loans have been accelerated from original maturity and are due in their entirety.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At June 30, 2008, the Fund had unexpired unfunded commitments to borrowers of $62.5 million.

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

Valuation Hierarchy

 Under SFAS 157, Fair Value Measurements (“SFAS 157”), the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The Fund uses estimated exit values when determining the value of its investments.  Because these transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.  The Fund’s derivative is valued using pricing models that are widely accepted in the financial services industry with inputs that can be derived from or corroborated by observable market data.  These models reflect the contractual terms of the derivative, including the period to maturity, and market observable inputs such as yield and option volatility. As a result, these measurements are classified as Level 2.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 2	Level 3	Total
ASSETS:
Loans to Borrowers	$-	$320,100,618	$320,100,618

Total assets	$-	$320,100,618	$320,100,618

LIABILITIES:
Interest rate swap agreement	$1,450,844	$-	$1,450,844

Total liabilities	$1,450,844	$-	$1,450,844

No assets or liabilities which are measured at fair value on a recurring basis are classified as Level 1.

The fair value of the interest rate swap agreement as of June 30, 2008 and December 31, 2007 was ($1,450,844) and ($1,185,838), respectively and is included in other accrued liabilities.

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

LEVEL 3 INPUTS
	For the Three Months Ended	For the Six Months Ended
	June 30, 2008	June 30, 2008
Loans to Borrowers
Beginning balance	$330,472,483	$369,857,127
Additional acquisitions	47,367,014	73,726,386
Principal reductions	(53,272,880)	(116,562,715)
Change in unrealized loss	(4,205,716)	(6,659,911)
Realized Gains	(260,283)	(260,269)
Balance June 30, 2008	$320,100,618	$320,100,618

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

5.

CAPITAL STOCK

As of June 30, 2008 and December 31, 2007, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Company through June 30, 2008 and December 31, 2007 was $250.0 million, of which $245.0 million and $242.5 million, respectively, was contributed to the Fund.

The chart below shows the distributions of the Fund for the six months ended June 30, 2008 and 2007.

	For the Six Months Ended	For the Six Months Ended
	June 30, 2008	June 30, 2007
Cash distributions	$19,300,000	$19,300,000
Distributions of securities	5,194,044	1,826,019

Total distributions to shareholder	$24,494,044	$21,126,019

During the quarter, the Fund made distributions as noted in the table above.  These distributions have been presented as distributions of income.  However, the final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.

6.

DEBT FACILITY

As of June 30, 2008, the Fund had in place a securitization debt facility of $230.0 million to finance the acquisition of asset-based loans.  As of June 30, 2008, the Fund had $115.0 million of outstanding loans under this facility.  The interest rate on this facility is usually the “Commercial Paper Rate” plus 0.65 percent, which on June 30, 2008, was 3.27 percent per year.

The loan agreement governing this debt facility requires that the Fund’s obligations be insured by Ambac Assurance Corporation (“Ambac”).  The agreement specifies that it is an event of default if the financial strength rating of Ambac falls below “AA” by S&P or “Aa2” by Moody’s, in which event Societe Generale (“Program Agent”) may cease making new loans and accelerate the payments due under the loan agreement.

On June 19, 2008, Moody’s Investors Service (“Moody’s”) lowered Ambac’s financial strength rating to “Aa3” from “AAA”, and placed the ratings on negative outlook.

Although this rating downgrade constitutes a specified event of default under the loan agreement, the Program Agent has not taken any action (other than to implement an increase in the interest rate from the commercial paper rate to the equivalent of the prime rate plus 2% (7% as of June 30, 2008), as provided for in the loan agreement), and has indicated to the Fund’s management that the lenders intend to waive this non-monetary default and amend the loan agreement to lower the facility borrowing limit, to shorten the term of the facility, and to cause the lending group to be repaid sooner than had Ambac’s downgrade not occurred.  The Manager believes that the terms of the amendment will not impair the Fund’s ability to continue its operations consistent with past practice; however, if the Fund is unable to obtain the waiver with acceptable terms, it would seek to negotiate with the lending group a reasonable repayment plan consistent with the cash flow requirements of the Fund or seek alternative financing arrangements.

7.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2008 and 2007.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007

Total return*	6.24%	12.51%	7.03%	12.93%

Per share amounts:
Net asset value, beginning of period	$2,221.72	$2,360.68	$2,288.56	$2,381.48
Net investment income	65.94	84.83	148.52	184.11
Net change in unrealized loss from
investments and hedging activity	(31.99)	(11.94)	(71.85)	(35.19)
Net increase in net assets resulting from operations	33.95	72.89	76.67	148.92
Capital contributions	25.00	-	25.00	40.00
Income distributions to shareholder	(135.38)	(74.43)	(244.94)	(151.26)

Return of capital to shareholder	-	-	-	(60.00)

Net asset value, end of period	$2,145.29	$2,359.14	$2,145.29	$2,359.14

Net assets, end of period	$214,528,588	$235,914,152	$214,528,588	$235,914,152

Ratios to average net assets:

Expenses*	8.62%	10.51%	8.66%	10.54%
Net investment income *	12.06%	14.29%	13.46%	15.60%
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

Results of Operations –For the three and six months ended June 30, 2008 and 2007

Total investment income for the three months ended June 30, 2008 and 2007 was $11.3 million and $14.7 million, respectively, of which $11.2 million and $14.4 million consisted of interest on venture loans outstanding during the period.  Total investment income for the six months ended June 30, 2008 and 2007 was $24.4 million and $30.9 million, respectively, of which $24.0 million and $29.4 million consisted of interest on venture loans outstanding during the period. The remaining income related to interest income from short-term investment of cash as well as other income from commitment fees, warrants received for loans that will never fund, and incentive fees received on a certain loan.  The decrease in investment income is caused mainly by the declining performing loans from $428.6 million as of March 31, 2007 to $408.6 million as of June 30, 2007, to $368.2 million as of December 31, 2007, to $326.0 million as of March 31, 2008, and to $317.5 million as of June 30, 2008.  This was partially offset by increasing interest rates, as average interest rates increased from 13.79% for the three months ended June 30, 2007 to1 14.07% for the three months ended June 30, 2008 and 14.01% for the six months ended June 30, 2007 to 14.30% for the six months ended June 30, 2008.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Management fees for the three months ended June 30, 2008 and 2007 were $2.1 million and $2.7 million, respectively. Management fees for the six months ended June 30, 2008 and 2007 were $4.4 million and $5.6 million, respectively. Management fees are based on assets under management, and decreased due to the decrease in assets under management relative to the previous year.

Total interest expense was $1.9 million and $3.0 million for the three months ended June 30, 2008 and 2007, respectively. Interest expense decreased for the period because average borrowings outstanding under the debt facility decreased from $205.9 million for the three months ended June 30, 2007 to $120.5 million for the three months ended June 30, 2008.  The decrease was partially offset by increasing weighted average interest rates from 5.78% to 6.37%  for the three months ended June 30, 2007 and 2008, respectively.  Total interest expense was $3.9 million and $5.9 million for the six months ended June 30, 2008 and 2007, respectively. Interest expense decreased for the period because average borrowings outstanding under the debt facility decreased from $206.8 million for the six months ended June 30, 2007 to $133.7 million for the six months ended June 30, 2008.  The decrease was partially offset by increasing weighted average interest rates from 5.73% to 5.82% for the same period.

Total banking and professional fees were $0.7 million and $0.5 million for the three months ended June 30, 2008 and 2007, respectively.  Total banking and professional fees were $1.2 million and $0.9 million for the six months ended June 30, 2008 and 2007, respectively.  The increase for the period was primarily related to increased bank fees and to a lesser extent an increase in professional fees.  The banking fee increase was the result of paying down debt under the banking facility; which caused increased fees on the unused portion of the facility.

Net investment income for the three months ended June 30, 2008 and 2007 was $6.6 million and $8.5 million, respectively.  Net investment income for the six months ended June 30, 2008 and 2007 was $14.9 million and $18.4 million, respectively.

Total net realized loss from investment transactions was $(0.3) million and $(1.2) million for the three months ended June 30, 2008 and 2007 respectively. Total net realized loss from investment transactions was $(0.3) million and $(2.9) million for the six months ended June 30, 2008 and 2007 respectively. The realized losses consist of write offs and recoveries of previously written off uncollectible loans.

Total net change in unrealized loss from investment and hedging activities for the three months ended June 30, 2008 and 2007 was $(2.9) million and less than $(0.1) million respectively.  The net change in unrealized loss for the three months ended June 30, 2008 is the result of a net $4.2 million reserve taken against loans and a gain from the Fund’s hedging activities of $1.3 million. The unrealized loss for the three months ended June 30, 2007 was the result of a net $0.4 million reserve taken against loans and a gain from the Fund’s hedging activities of $0.4 million. Total net change in unrealized loss from investment and hedging activities for the six months ended June 30, 2008 and 2007 was $(6.9) million and $(0.7) million respectively.  The net change in unrealized loss for the six months ended June 30, 2008 is the result of a net $6.7 million reserve taken against loans and a loss from the Fund’s hedging activities of $0.3 million. The unrealized loss for the six months ended June 30, 2007 was the result of a net $0.7 million reserve taken against loans and a gain from the Fund’s hedging activities of $0.1 million.

Net increase in net assets resulting from operations for the three months ended June 30, 2008 and 2007 was $3.4 million and $7.3 million, respectively.  On a per share basis, net increase in net assets resulting from operations was $33.95 and $72.89 for the three months ended June 30, 2008 and 2007, respectively. Net increase in net assets resulting from operations for the six months ended June 30, 2008 and 2007 was $7.7 million and $14.9 million, respectively.  On a per share basis, net increase in net assets resulting from operations was $76.67 and $148.92 for the six months ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources – June 30, 2008 and December 31, 2007

Total capital contributed to the Fund was $245.0 million and $242.5 million as of June 30, 2008 and December 31, 2007, respectively.  Committed capital to the Company at June 30, 2008 and December 31, 2007 was $250.0 million, all of which had been called.

The Fund had in place a $230.0 million securitization debt facility as June 30, 2008 and December 31, 2007.  Borrowings by the Fund are collateralized by receivables from loans advanced by the Fund in its ordinary course of business.  The interest rate on this facility is usually the “Commercial Paper Rate” plus 0.65 percent, which on June 30, 2008, was 3.27 percent per year.

The loan agreement governing this debt facility requires that the Fund’s obligations be insured by Ambac Assurance Corporation (“Ambac”).  The agreement specifies that it is an event of default if the financial strength rating of Ambac falls below “AA” by S&P or “Aa2” by Moody’s, in which event Societe Generale (“Program Agent”) may cease making new loans and accelerate the payments due under the loan agreement.

On June 19, 2008, Moody’s Investors Service (“Moody’s”) lowered Ambac’s financial strength rating to “Aa3” from “AAA”, and placed the ratings on negative outlook.

Although this rating downgrade constitutes a specified event of default under the loan agreement, the Program Agent has not taken any action (other than to implement an increase in the interest rate from the commercial paper rate to the equivalent of the prime rate plus 2% (7% as of June30, 2008), as provided for in the loan agreement), and has indicated to the Fund’s management that the lenders intend to waive this non-monetary default and amend the loan agreement to lower the facility borrowing limit, to shorten the term of the facility, and to cause the lending group to be repaid sooner than had Ambac’s downgrade not occurred.  The Manager believes that the terms of the amendment will not impair the Fund’s ability to continue its operations consistent with past practice; however, if the Fund is unable to obtain the waiver with acceptable terms, it would seek to negotiate with the lending group a reasonable repayment plan consistent with the cash flow requirements of the Fund or seek alternative financing arrangements.

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

At June 30, 2008 and December 31, 2007 the Fund had interest rate swap transactions outstanding with a total notional principal amount of $120.0 million and $156.0 million. The Fund pays a fixed rate of 4.91% and receives from the counterparty a floating LIBOR rate. Payments are made monthly and terminate on April 10, 2010. The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value.  The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of June 30, 2008 and December 31, 2007, 3% and 4%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during the three and six months ended June 30, 2008.  Amounts disbursed under the Fund's loan commitments totaled approximately $73.7 million during the period from December 31, 2007 through June 30, 2008.  Net loan amounts outstanding after amortization and reserves decreased by approximately $49.8 million for the same period.  Unexpired, unfunded commitments totaled approximately $62.5 million as of June 30, 2008.

As of	Amount Disbursed	Principal Reductions and Reserves	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
June 30, 2008	$900.7 million	$576.6 million	$320.1 million	$62.5 million
December 31, 2007	$827.0 million	$457.1 million	$369.9 million	$61.0 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of income for the six months ended June 30, 2008.  Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003.  No other shares of the Fund have been sold; however the Fund received an additional $245.0 million of paid in capital during the period from May 28, 2004 through June 30, 2008 which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING IV, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

August 13, 2008

Date:

August 13, 2008

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

Date: August 13, 2008

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

Date: August 13, 2008

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

August 13, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
August 13, 2008