Form 10-Q
period 2008-09-30
VENTURE LENDING & LEASING IV INC
filed 2008-11-14
CIK 1271808

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Outstanding as of November 13, 2008

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of September 30, 2008 and December 31, 2007

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2008 and 2007

Condensed Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2008 and 2007

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2008 and 2007

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

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING IV, INC.

 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
ASSETS
Loans, at estimated fair value
(Cost of $291,580,148 and $372,258,424)	$282,293,063	$369,857,127
Cash and cash equivalents	46,486,325	14,671,135
Other assets	4,573,824	5,222,139

Total assets	333,353,212	389,750,401

LIABILITIES
Borrowings under debt facility	115,015,512	156,015,512
Accrued management fees	2,070,958	2,430,130
Accounts payable and other accrued liabilities	1,315,773	2,449,253

Total liabilities	118,402,243	160,894,895

Net assets	$214,950,969	$228,855,506

Analysis of Net Assets:

Capital paid in on shares of capital stock	$245,025,000	$242,525,000
Return of capital distributions	(15,629,686)	(13,629,686)
Accumulated deficit	(14,444,345)	(39,808)
Net assets (equivalent to $2,149.50 and $2,288.56 per share
based on 100,000 shares of capital stock outstanding -
See Note 5	$214,950,969	$228,855,506

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

INVESTMENT INCOME:
Interest on loans	$11,337,514	$13,484,226	$35,355,561	$42,902,568
Other interest and other income	162,026	364,482	549,036	1,804,365
Total investment income	11,499,540	13,848,708	35,904,597	44,706,933

EXPENSES:
Management fees	2,083,458	2,586,995	6,448,439	8,141,920
Interest expense	1,951,637	2,859,350	5,840,329	8,779,254
Banking and professional fees	469,588	488,735	1,674,620	1,399,896
Other operating expenses	22,055	56,948	116,094	117,814
Total expenses	4,526,738	5,992,028	14,079,482	18,438,884
Net investment income	6,972,802	7,856,680	21,825,115	26,268,049

Net realized loss from investment
transactions	(1,592,526)	(2,409,890)	(1,852,796)	(5,277,987)
Net Realized and unrealized gain
(loss) from hedging activities	49,231	(848,101)	(215,775)	(760,461)
Net change in unrealized gain (loss)
from investment activities	(225,877)	2,017,920	(6,885,788)	1,278,704
Net realized and unrealized loss
from investment and hedging
activities	(1,769,172)	(1,240,071)	(8,954,359)	(4,759,744)
Net increase in net assets
resulting from operations	$5,203,630	$6,616,609	$12,870,756	$21,508,305
Net increase in net assets
resulting from operations per share	$52.04	$66.17	$128.71	$215.08
Weighted average shares
outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS  (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Increase in net assets from operations
Net investment income	$6,972,802	$7,856,680	$21,825,115	$26,268,049
Net realized loss from investment
transactions	(1,592,526)	(2,409,890)	(1,852,796)	(5,277,987)
Net realized and unrealized gain (loss) from
hedging activities	49,231	(848,101)	(215,775)	(760,461)
Net change in unrealized gain (loss) from
Investments activities	(225,877)	2,017,920	(6,885,788)	1,278,704

Net increase in net assets resulting
from operations	5,203,630	6,616,609	12,870,756	21,508,305

Distributions of income to
shareholder	(4,781,249)	(8,629,161)	(27,275,293)	(23,755,180)
Return of capital to
shareholder	-	-	(2,000,000)	(6,000,000)
Capital share transactions	-	-	2,500,000	4,000,000

Total increase (decrease)	422,381	(2,012,552)	(13,904,537)	(4,246,875)

Net assets
Beginning of period	214,528,588	235,914,152	228,855,506	238,148,475

End of period	$214,950,969	$233,901,600	$214,950,969	$233,901,600

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$12,870,756	$21,508,305
Adjustments to reconcile net increase in net assets to net
cash provided by operating activities:
Net realized loss from investment transactions	1,852,796	5,277,987
Net change in unrealized loss (gain)
from investment and hedging activities	6,413,042	(518,243)
Amortization of deferred costs related to borrowing facility	281,684	180,940
Net decrease in other assets	672,485	810,338
Net decrease in accounts payable, accrued liabilities,
and accrued management fees	(1,019,906)	(1,033,437)
Origination of loans	(92,994,971)	(154,115,062)
Principal payments on loans	171,510,311	179,086,427
Acquisition of equity securities	(6,265,153)	(3,984,772)
Net cash provided by operating activities	93,321,044	47,212,483
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholder	(22,700,000)	(26,100,000)
Borrowings under debt facility	5,000,000	20,400,000
Repayments of debt facility	(46,000,000)	(49,000,000)
Payment of bank facility fees and costs	(305,854)	(11,852)
Contributions from shareholder	2,500,000	4,000,000
Net cash used in financing activities	(61,505,854)	(50,711,852)
Net increase (decrease) in cash and cash equivalents	31,815,190	(3,499,369)

CASH AND CASH EQUIVALENTS:
Beginning of period	14,671,135	20,536,280
End of period	$46,486,325	$17,036,911
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:
Interest	$6,070,576	$8,821,434
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$310,140	$329,591
Distributions of equity securities to shareholder	$6,575,293	$3,655,181

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods.  Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and nine months ended September 30, 2008 are not necessarily indicative of what the results would be for a full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain amounts in the prior period financial statements have been reclassified to conform to the current financial statement presentation.  These reclassifications had no impact on previously reported net increase in net assets resulting from operation or net assets.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interest Income

Interest income on loans is recognized using the effective-interest method including amounts from the amortization of discounts resulting from the allocation of amounts ascribed to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

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

Valuation Methods

At September 30, 2008 and December 31, 2007, the financial statements include nonmarketable investments ($282,293,063 and $369,857,127 or approximately 85% and 95% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

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

Debt securities held as Short-term Investments are valued based on current bid quotations of recognized dealers or, when market quotations are not readily available, based on appraisals received from a pricing service using a computerized matrix system, or based upon appraisals derived from information concerning the securities or similar securities received from recognized dealers in the securities.  Notwithstanding the foregoing, debt securities with remaining maturities of ninety (90) days or fewer generally are valued by amortizing the difference between their last available fair value and their par value, provided such amount is not materially different from quoted price.  As of September 30, 2008 and December 31, 2007, the Fund held no short-term investments.

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

As of September 30, 2008 and December 31, 2007, loans with a cost basis of $18.3 million and $4.1 million and a fair value of $10.8 million and $1.7 million, respectively, have been classified as nonaccrual.

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

Interest Rate Swap Agreements

The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  For investment companies such as the Fund, SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings.

The Fund enters into interest rate swap transactions to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities are separately reported from unrealized gains and losses from investment activities and are included in realized and unrealized gain (loss) from hedging activities in these financial statements.  Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008 (amounts were previously included in interest expense and were not considered material). The fair value of the interest rate swap is recorded in other assets or other liabilities and the change in the fair value is recorded as a change in unrealized gain (loss) from investment and hedging activities.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning January 1, 2008.  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  The Fund has adopted SFAS 157 as of January 1, 2008, and has provided additional disclosure in footnote 3 related to this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value.  Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings.  This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007.  The Fund has adopted SFAS 159 as of January 1, 2008.  However, the Fund has not elected the fair value option for any eligible items.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” an amendment of SFAS 133” (“SFAS 161”).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This statement becomes effective for the Fund in the first quarter of 2009.  The Fund does not expect that the adoption of this statement will have a material effect on its financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the

Market for That Asset is Not Active” (“SFAS 157-3”). The FSP provides guidance clarifying how SFAS No. 157 should be applied when valuing securities in markets that are not active. The guidance states that significant judgment is required in valuing financial assets and clarifies how management’s internal assumptions should be considered when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The FSP is effective upon issuance and includes financial statements for the period ending and as of September 30, 2008.  The Fund does not expect its adoption of SFAS 157-3 to have a material impact on its financial position, results of operation, or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”). The Statement identifies the sources of accounting principles and establishes a hierarchy for selecting those principles to prepare financial statements in accordance with U.S. GAAP. The Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles."  The Fund is currently evaluating the impact of SFAS 162, but does not expect the adoption of the pronouncement will have a material impact on its financial position, results of operation, or cash flows.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income. As of September 30, 2008, the Fund had no uncertain tax positions.

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of September 30, 2008, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the three month period ended September 30, 2008 and 2007, the weighted average interest rate on performing loans was 15.43% and 13.49%, respectively.  For the nine month period ended September 30, 2008 and 2007, the weighted average interest rate on performing loans was 14.69% and 13.85%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of September 30, 2008 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 9/30/08	9/30/08	Maturity Date

Biotechnology
Acumen Pharmaceuticals		$438,155	$438,155	8/1/10
Bioabsorbable Therapeutics		1,031,983	1,031,983	6/1/11
Lightspeed Genomics		296,543	296,543	6/1/11
ProMetic		4,527,722	4,527,722	8/1/09
SanBio		2,077,767	2,077,767	10/1/10
Trellis Bioscience		648,705	648,705	12/1/10

Subtotal:	4.2%	$9,020,875	$9,020,875

Carrier Networking
Actelis		$566,289	$566,289	12/1/08
Asoka USA Corporation		756,698	756,698	1/1/11
Ellacoya Networks		2,166,580	2,166,580	12/1/09
Kodiak Networks		825,226	825,226	4/1/10
OpVista		3,444,013	3,444,013	6/1/10
Overture Networks		1,773,539	1,773,539	2/1/10
Wavebender		386,856	386,856	9/1/10
Subtotal:	4.6%	$9,919,201	$9,919,201

Computers & Storage
CloudShield		$2,162,611	$2,162,611	4/1/11
D-Wave Systems		277,119	277,119	7/1/10
Gear Six, Inc.		676,533	676,533	7/1/10
Ncomputing		1,012,198	1,012,198	9/1/10
Panta Systems		118,693	808,693	*
Sanrad		467,424	467,424	12/1/08
Sepaton		2,240,867	2,240,867	10/1/09
Teneros		1,221,248	1,221,248	10/1/09
Vidyo		2,503,411	2,503,411	10/1/10
Subtotal:	5.0%	$10,680,104	$11,370,104

Enterprise Networking
BlueSocket		$862,026	$862,026	12/1/09
Envivio		3,618,586	3,618,586	1/1/11
GridNetworks		983,400	983,400	6/1/11
Informative		420,180	420,180	7/1/09
NeoPath Networks		1,774,027	1,774,027	11/1/09
PacketMotion		1,404,900	1,404,900	3/1/11
Vyatta		1,370,000	1,370,000	2/1/11
Subtotal:	4.9%	$10,433,119	$10,433,119

Internet
Aggregate Knowledge		$1,025,795	$1,025,795	7/1/11
Blekko		334,937	334,937	9/1/11
BuzzLogic		979,147	979,147	8/1/11
Collarity		998,300	998,300	5/1/11
Cuil		3,038,957	3,038,957	9/1/12
Delve Networks		478,408	478,408	7/1/11
Digital Railroad		312,082	912,082	12/1/09
Donnerwood Media		630,718	630,718	5/1/11
EForce Media		694,559	1,444,559	12/1/10

FaceBook		81,441	81,441	11/1/08
Flock		701,538	701,538	5/1/10
Genius		878,449	878,449	8/1/10
Goodmail Systems		489,004	489,004	2/1/09
iGroup Network		140,896	140,896	8/1/10
Inigral		95,565	95,565	5/1/11
Insider Guides		1,543,284	1,543,284	4/1/11
Koders		268,599	268,599	5/1/11
Like.com		1,928,253	1,928,253	7/1/11
Loomia		231,481	231,481	8/1/11
Monitor110		5,315	183,315	*
Multiply		925,783	925,783	9/1/11
NetBase Solutions [Accelovation]		818,014	818,014	3/1/11
Philotic		181,361	181,361	7/1/11
Popjax		439,481	439,481	12/1/10
ProQuo [Skoop Heavy Industries]		836,519	836,519	6/1/10
QuantCast		1,408,393	1,408,393	6/1/11
Radar Networks		810,765	810,765	10/1/10
Return Path Holdings		2,041,651	2,041,651	12/1/10
RPM Communications		531,597	531,597	12/1/10
Sharpcast		3,502,753	3,502,753	5/1/11
SnapJot		112,709	112,709	10/1/08
TheFind		1,123,874	1,123,874	7/1/11
ThisNext		770,157	770,157	5/1/11
Tribe		0	465,007	*
ultraRPM		1,676,396	1,676,396	11/1/10
UrthTV		124,174	492,174	*
uStream.TV		186,409	186,409	10/1/10
Vast.com		45,205	45,205	12/1/08
VetCentric		1,658,890	1,658,890	10/1/11
YOUKU.COM		3,955,772	3,955,772	9/1/11
Subtotal:	16.8%	$36,006,631	$38,367,638

Medical Devices
Accuri Cytometers		$809,978	$809,978	9/1/10
AirXpanders		513,645	513,645	9/1/11
Ample Medical		199,323	199,323	12/1/10
Aspire Medical		1,649,763	1,649,763	12/1/09
Biomerix		1,320,519	1,320,519	5/1/11
Broncus Technologies		2,821,230	2,821,230	7/1/11
CyberHeart		1,440,134	1,440,134	8/1/11
Emphasys Medical		6,452,427	6,452,427	1/1/11
EnteroMedics		3,796,386	3,796,386	8/1/10
Evalve		3,550,152	3,550,152	8/1/09

Evera Medical		711,429	711,429	3/1/11
HandyLab		2,107,387	2,107,387	12/1/10
iBalance Medical		1,456,436	1,456,436	9/1/10
Intellidx		1,918,779	1,918,779	4/1/11
Myocor		4,488,566	4,888,566	2/1/10
Myoscience		1,176,200	1,176,200	6/1/11
Nellix		481,516	481,516	7/1/11
NeoGuide Systems		1,885,835	1,885,835	7/1/10
Oculus Innovative Sciences		1,003,219	1,003,219	4/1/09
Percutaneous Systems		435,290	435,290	9/1/09
Softscope Medical Technologies		216,925	216,925	12/1/10
Varix Medical		288,316	288,316	4/1/11
VasoNova		294,050	294,050	6/1/11
Subtotal:	18.2%	$39,017,505	$39,417,505

Other Healthcare
Advanced ICU Care		$291,081	$291,081	10/1/10
Chakshu Research		2,575,514	2,575,514	12/1/09
MedManage Systems		365,409	365,409	8/1/10
Nanosphere		4,510,535	4,510,535	8/1/10
Pharmacy TV Network		0	336,005	*
Skylight Healthcare Systems		3,838,261	3,838,261	7/1/11
Subtotal:	5.4%	$11,580,800	$11,916,805

Other Technology
EoPlex		$95,378	$95,378	8/1/10
Integrity Block		112,514	112,514	9/1/11
Nanoconduction		2,037,355	2,037,355	*
NanoGram		1,702,130	1,702,130	12/1/10
Nanosolar		682,593	682,593	5/1/10
Nanostellar		725,574	725,574	7/1/09
ORYXE Energy International		1,002,680	1,002,680	5/1/10
Sezmi Corporation		2,719,582	2,719,582	5/1/11
Solaria		4,710,825	4,710,825	3/1/11
Sub-One		3,509,054	3,509,054	12/1/11
Triformix		117,713	117,713	3/1/09
Subtotal:	8.1%	$17,415,398	$17,415,398

Security
Apere		$238,948	$238,948	5/1/09
CipherOptics		1,539,719	1,539,719	3/1/10
Dragnet Solutions		982,332	982,332	6/1/11
Guardian Analytics		1,034,398	1,034,398	8/1/11
Mi5		88,701	88,701	7/1/09

Nevis Networks		499,467	499,467	8/1/09
Safend		1,325,613	1,325,613	12/1/09
TrustedID		1,923,054	1,923,054	6/1/11
Vericept		1,412,012	1,412,012	6/1/09
Voltage Security		2,280,797	2,280,797	6/1/09
Xactly		242,973	242,973	6/1/10
Subtotal:	5.4%	$11,568,014	$11,568,014

Semiconductors & Equipment
Alereon		$1,390,601	$1,390,601	7/1/10
Azuro		1,821,097	1,821,097	2/1/10
Bitwave Semiconductor		569,023	569,023	12/1/09
Celestial Semiconductor		660,866	1,260,866	*
Cswitch		2,047,308	2,047,308	6/1/10
Discera		459,907	459,907	1/1/11
Enigma Semiconductor		254,426	254,426	12/1/08
Gigafin Networks		972,669	2,672,669	*
InSilica		1,467,614	1,467,614	7/1/10
Integrated Materials		1,215,696	1,215,696	6/1/10
Intelleflex		1,537,429	1,537,429	4/1/11
InvenSense		1,200,244	1,200,244	1/1/11
KeyEye Communications		525,969	3,325,969	*
Luminescent Technologies		1,160,090	1,160,090	7/1/09
Luxtera		1,417,018	1,417,018	1/1/11
LV Sensors		2,791,092	2,791,092	6/1/11
Netxen		1,230,512	1,230,512	10/1/10
RMI Corporation		6,999,428	6,999,428	7/1/10
Silicon Optix		5,341,826	5,341,826	*
SiPort		1,409,940	1,409,940	7/1/11
Teknovus		1,625,576	1,625,576	3/1/10
Tela Innovations		382,860	382,860	10/1/10
Xilient		2,070,481	2,070,481	3/1/11
Subtotal:	17.9%	$38,551,672	$43,651,672

Software
5SquareSystems		$753,939	$1,043,939	*
Anchor Intelligence		896,363	896,363	7/1/11
Arena Solutions		2,461,591	2,461,591	1/1/10
Athena Design Systems		256,004	256,004	*
Berkeley Design Automation		1,122,953	1,122,953	1/1/11
BlueRoads		2,833,020	2,833,020	1/1/11
Bocada		892,574	892,574	10/1/09
Canopy Financial		1,677,950	1,677,950	7/1/11
Cloudmark		2,464,845	2,464,845	3/1/11

Coghead		1,037,588	1,037,588	10/1/10
DemandBase		628,504	628,504	11/1/10
Emergent Game Technologies, Inc.		387,485	387,485	7/1/09
Enigma Information Retrieval Systems		187,279	187,279	11/1/08
Enkata Technologies		207,514	207,514	4/1/10
Evincii		207,462	207,462	10/1/10
firstRain		491,580	491,580	12/1/08
Future Point Systems		468,931	468,931	4/1/11
Gizmo5 Technologies		1,397,707	1,397,707	12/1/09
Integrien		2,633,385	2,633,385	7/1/10
IT Structures		199,384	199,384	9/1/10
JasperSoft		2,356,467	2,356,467	5/1/11
Kabira Technologies		2,204,447	2,204,447	12/1/10
Kareo		189,080	189,080	7/1/10
KonaWare		0	110,072	*
Market6		895,010	895,010	7/1/10
MetaCarta		1,339,506	1,339,506	11/1/09
NR2B Research		2,416,521	2,416,521	3/1/11
Nusym Technologies		183,339	183,339	4/1/09
Orb Networks		755,694	755,694	9/1/10
Perquest		130,257	130,257	3/1/09
RingCube Technologies		1,180,605	1,180,605	4/1/11
Siperian		1,923,662	1,923,662	10/1/09
Solidcore Systems		1,933,568	1,933,568	10/1/09
SoundFlavor		208,468	208,468	7/1/10
Steelwedge		1,353,179	1,353,179	4/1/09
Ultriva		829,253	829,253	12/1/09
Universal Ad		706,848	706,848	10/1/10
Visible World		2,535,849	2,535,849	12/1/10
W&W Communications		94,065	94,065	12/1/08
Xtime		397,309	397,309	1/1/11
Zoove		1,540,164	1,540,164	7/1/11
Subtotal:	20.6%	$44,379,349	$44,779,421

Technology Services
Fusepoint		$473,219	$473,219	10/1/08
Neutral Tandem		4,836,695	4,836,695	3/1/10
OpSource		5,893,655	5,893,655	9/1/11
SG Micro		695,895	695,895	4/1/11
Subtotal:	5.5%	$11,899,464	$11,899,464

Wireless
Altierre		$549,604	$549,604	4/1/09
Cellfire		2,378,609	2,378,609	4/1/11

DeFi Mobile		340,226	340,226	2/1/11
Digital Bridges		1,427,211	1,427,211	12/1/08
Dilithium Networks		2,338,895	2,338,895	6/1/11
Emotive Communications		663,215	663,215	1/1/11
HandsOn Mobile		2,181,633	2,181,633	5/1/10
July Systems		537,811	537,811	5/1/10
LimeLife		1,340,809	1,340,809	10/1/09
Magnolia Broadband		1,540,173	1,540,173	7/1/09
Nextivity		2,716,130	2,716,130	5/1/11
OOMA		419,739	419,739	5/1/09
Ortiva Wireless		1,671,436	1,671,436	5/1/11
Quickoffice		1,196,673	1,196,673	7/1/10
S5 Wireless		2,220,039	2,220,039	5/1/10
Sandlinks		719,886	719,886	6/1/10
ScanR		2,141,976	2,141,976	7/1/11
Send Me		2,231,256	2,231,256	9/1/11
SmartDrive		1,121,583	1,121,583	6/1/10
Venturi Wireless		1,056,131	1,056,131	11/1/10
Vivotech		1,191,556	1,191,556	8/1/09
Wavion		1,129,410	1,129,410	8/1/09
WiSpry		706,931	706,931	4/1/10
Subtotal:	14.8%	$31,820,932	$31,820,932

Total:	131.3%	$282,293,063	$291,580,148

* As of September 30, 2008 loans with a cost basis of $18.3 million and a fair value of $10.8 million have been classified as nonaccrual.

Loans as of December 31, 2007 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/07	12/31/07	Maturity Date
Biotechnology
Acumen Pharmaceuticals		$510,750	$510,750	8/1/10
Athersys		1,347,813	1,347,813	6/1/08
ProMetic		7,572,937	7,572,937	8/1/09
Raven Biotechnologies		960,084	960,084	6/1/08
SanBio		1,203,606	1,203,606	10/1/10
Serenex		813,248	813,248	8/1/08
Trellis Bioscience		897,359	897,359	12/1/10
Subtotal:	5.8%	$13,305,797	$13,305,797

Carrier Networking

Actelis		$1,980,108	$1,980,108	12/1/08
Asoka USA Corporation		957,308	957,308	1/1/11
Ellacoya Networks		5,567,331	5,567,331	12/1/09
Kasenna		1,444,029	1,444,029	9/1/09
Kodiak Networks		1,133,172	1,133,172	4/1/10
OnSite Systems		254,533	254,533	12/1/08
OpVista		4,513,154	4,513,154	5/1/10
Overture Networks		2,720,938	2,720,938	2/1/10
Wavebender		456,545	456,545	9/1/10
World Wide Packets		9,038,696	9,038,696	1/1/10
Subtotal:	12.3%	$28,065,814	$28,065,814

Computers & Storage
Calista Technologies		$529,325	$529,325	1/14/08
CloudShield		1,103,439	1,103,439	1/1/10
D-Wave Systems		405,924	405,924	7/1/10
Gear Six, Inc.		925,081	925,081	7/1/10
Ncomputing		1,209,935	1,209,935	9/1/10
Panta Systems		463,574	923,575	*
Powerfile		697,799	697,799	6/1/08
Sanrad		1,366,738	1,366,738	12/1/08
Sepaton		3,618,936	3,618,936	10/1/09
Teneros		1,879,062	1,879,062	10/1/09
Vidyo		1,252,401	1,252,401	10/1/10
Subtotal:	5.9%	$13,452,214	$13,912,215

Enterprise Networking
BlueSocket		$1,322,903	$1,322,903	12/1/09
Envivio		3,766,972	3,766,972	1/1/11
Informative		854,407	854,407	7/1/09
NeoPath Networks		2,823,363	2,823,363	11/1/09
NextHop Technologies		660,729	660,729	6/1/08
The Retail Equation		96,582	96,582	6/1/08
Vyatta		708,558	708,558	2/1/11
Subtotal:	4.5%	$10,233,514	$10,233,514

Internet
Accelovation		$1,045,181	$1,045,181	1/1/11
Aggregate Knowledge		763,076	763,076	2/1/11
BuzzLogic		461,623	461,623	5/1/11
Collarity		486,040	486,040	3/1/11
Cuill		3,194,680	3,194,680	2/1/12
Digital Railroad		1,390,073	1,390,073	1/1/10
Donnerwood Media		731,293	731,293	8/1/10

EForce Media		1,461,125	1,461,125	12/1/10
FaceBook		1,161,223	1,161,223	11/1/08
Feedster		1,051,305	1,051,305	*
Flock		954,423	954,423	5/1/10
Genius		1,528,322	1,528,322	8/1/10
Goodmail Systems		1,519,096	1,519,096	2/1/09
iGroup Network		164,783	164,783	8/1/10
Insider Guides		926,996	926,996	2/1/11
Koders		345,453	345,453	2/1/10
Kosmix		404,803	404,803	9/1/08
Monitor110		1,673,555	1,673,555	1/1/10
Philotic		146,312	146,312	10/1/10
Plaxo		1,123,721	1,123,721	12/1/10
Popjax		474,045	474,045	12/1/10
ProQuo [Skoop Heavy Industries]		1,219,331	1,219,331	6/1/10
QuantCast		176,809	176,809	3/1/11
Radar Networks		1,099,708	1,099,708	10/1/10
Return Path		3,360,084	3,360,084	12/1/10
Riya		2,427,058	2,427,058	7/1/11
ScanScout		526,629	526,629	2/7/08
Sharpcast		2,934,561	2,934,561	12/1/10
SnapJot		112,239	112,239	10/1/08
ThisNext, Inc.		442,289	442,289	6/1/10
Tribe		-	465,007	*
Turn		2,003,049	2,003,049	1/1/11
ultraRPM		2,269,125	2,269,125	11/1/10
uStream.TV		216,296	216,296	10/1/10
Vast.com		155,941	155,941	12/1/08
VetCentric		3,726,339	3,726,339	11/1/09
Subtotal:	18.2%	$41,676,586	$42,141,593

Medical Devices
Ablation Frontiers		$511,971	$511,971	8/1/08
Accuri Cytometers		980,312	980,312	9/1/10
AirXpanders		56,416	56,416	1/1/11
Aspire Medical		2,548,978	2,548,978	12/1/09
Emergent Respiratory Products		131,692	131,692	6/1/08
Emphasys Medical		4,830,563	4,830,563	1/1/11
EnteroMedics		6,663,787	6,663,787	8/1/10
Evalve		6,348,225	6,348,225	8/1/09
HandyLab		2,315,064	2,315,064	12/1/10
iBalance Medical		1,870,690	1,870,690	9/1/10
Inogen		1,155,052	1,155,052	7/1/09
Myocor		6,997,460	6,997,460	2/1/10

Myoscience		1,426,025	1,426,025	6/1/11
Nellix		402,930	402,930	1/1/11
NeoGuide Systems		2,427,927	2,427,927	7/1/10
Oculus Innovative Sciences		2,208,171	2,208,171	4/1/09
Percutaneous Systems		712,663	712,663	9/1/09
Softscope Medical Technologies		233,236	233,236	12/1/10
Volcano Corporation		64,248	64,248	2/1/08
Subtotal:	18.3%	$41,885,410	$41,885,410

Other Healthcare
Advanced ICU Care		$365,267	$365,267	10/1/10
Chakshu Research		3,932,189	3,932,189	12/1/09
MedManage Systems		491,310	491,310	8/1/10
Nanosphere		5,450,019	5,450,019	8/1/10
Pharmacy TV Network		-	336,005	*
Skylight Healthcare Systems		3,664,110	3,664,110	10/1/10
Subtotal:	6.1%	$13,902,895	$14,238,900

Other Technology
Building B		$1,587,098	$1,587,098	10/1/10
EoPlex		170,403	170,403	8/1/10
Nanoconduction		2,342,805	2,342,805	8/1/10
NanoGram		2,508,051	2,508,051	12/1/10
Nanosolar		1,032,099	1,032,099	5/1/10
Nanostellar		1,312,138	1,312,138	7/1/09
ORYXE Energy International		1,376,662	1,376,662	5/1/10
Sub-One		3,787,625	3,787,625	11/1/10
Tag Networks		2,563,331	2,563,331	9/1/09
Triformix		259,880	259,880	3/1/09
Subtotal:	7.4%	$16,940,092	$16,940,092

Security
Apere		$441,942	$441,942	5/1/09
Assurz		928,005	928,005	1/1/10
BigFix		634,087	634,087	5/1/08
CipherOptics		2,348,319	2,348,319	3/1/10
Dragnet Solutions		140,815	140,815	4/1/09
Guardian Analytics		84,561	84,561	1/1/11
Ironkey		572,774	572,774	4/1/10
Lancope		880,091	880,091	10/1/08
Mi5		169,132	169,132	7/1/09
Nevis Networks		869,895	869,895	8/1/09
Safend		2,170,741	2,170,741	12/1/09
Secure Elements		396,777	396,777	10/1/08

SNOCAP		4,216,961	4,216,961	1/1/10
TrustedID		1,514,227	1,514,227	11/1/09
Vericept		2,552,239	2,552,239	6/1/09
Voltage Security		4,366,051	4,366,051	6/1/09
Xactly		346,551	346,551	6/1/10
Subtotal:	9.9%	$22,633,168	$22,633,168

Semiconductors & Equipment
Alereon		$1,687,479	$1,687,479	7/1/10
Andigilog		749,407	749,407	12/1/08
Aristos Logic		4,076,413	4,076,413	4/1/10
Azuro		2,620,137	2,620,137	2/1/10
Bitwave Semiconductor		863,394	863,394	12/1/09
Celestial Semiconductor		1,571,745	1,571,745	6/1/09
Cswitch		2,334,790	2,334,790	6/1/10
Discera		794,732	794,732	1/1/11
Enigma Semiconductor		855,049	855,049	12/1/08
Gigafin Networks		3,639,971	3,639,971	7/1/10
InSilica		1,440,552	1,440,552	7/1/10
Integrated Materials		1,927,725	1,927,725	6/1/10
Intelleflex		554,103	554,103	11/1/08
InvenSense		1,825,316	1,825,316	11/1/10
KeyEye Communications		4,102,928	4,102,928	3/1/10
Luminescent Technologies		2,004,298	2,004,298	7/1/09
Luxtera		2,201,066	2,201,066	1/1/11
LV Sensors		1,238,722	1,238,722	2/1/11
Molecular Imprints		43,248	43,248	1/1/08
Montalvo Systems		731,380	731,380	8/1/08
Netxen		2,570,344	2,570,344	10/1/10
RMI Corporation		10,145,903	10,145,903	7/1/10
Silicon Optix		4,618,229	4,618,229	3/1/11
Teknovus		2,659,247	2,659,247	3/1/10
Tela Innovations		241,145	241,145	7/1/10
Xilient		1,246,465	1,246,465	12/1/09
Subtotal:	24.8%	$56,743,788	$56,743,788

Software
5SquareSystems		$1,153,716	$1,153,716	7/1/09
Adomo		1,130,377	1,130,377	2/4/08
Akimbo Systems		758,339	758,339	2/1/09
Arena Solutions		3,764,551	3,764,551	1/1/10
Athena Design Systems		676,595	676,595	4/1/10
Berkeley Design Automation		1,270,361	1,270,361	12/1/10
Blackfoot		-	290,284	*

BlueRoads		4,030,398	4,030,398	3/1/10
Bocada		1,437,747	1,437,747	10/1/09
Canopy Financial		500,334	500,334	11/1/10
Cloudmark		2,861,973	2,861,973	10/1/10
Coghead		707,776	707,776	10/1/10
DemandBase		723,801	723,801	11/1/10
Emergent Game Technologies, Inc.		662,001	662,001	7/1/09
Enigma Information Retrieval Systems		975,697	975,697	11/1/08
Enkata Technologies		658,707	658,707	4/1/10
Evincii		275,507	275,507	10/1/10
firstRain		1,383,761	1,383,761	12/1/08
Fusion Dynamic		75,486	775,486	*
Gizmo5 Technologies		1,978,967	1,978,967	11/1/09
Integrien		3,810,200	3,810,200	7/1/10
IT Structures		239,860	239,860	9/1/10
JasperSoft		1,461,358	1,461,358	9/1/09
Kabira Technologies		1,571,776	1,571,776	12/1/10
Kareo		257,129	257,129	7/1/10
KonaWare		111,334	111,334	3/1/08
Market6		1,189,631	1,189,631	7/1/10
MetaCarta		2,505,100	2,505,100	11/1/09
Nusym Technologies		490,152	490,152	4/1/09
Orb Networks		874,476	874,476	1/1/10
Perquest		275,169	275,169	3/1/09
Platform Solutions		5,957,438	5,957,438	9/1/09
Qlip Media		426,764	426,764	8/1/08
Sabrix		355,633	355,633	3/1/08
Siperian		3,017,033	3,017,033	10/1/09
SOA Software		703,210	703,210	9/1/08
Solidcore Systems		3,020,162	3,020,162	10/1/09
SoundFlavor		381,441	381,441	7/1/10
Steelwedge		1,453,424	1,453,424	4/1/09
Ultriva		1,224,458	1,224,458	12/1/09
Universal Ad		475,791	475,791	7/1/09
Visible World		3,671,938	3,671,938	12/1/10
W&W Communications		293,650	293,650	12/1/08
Xtime		243,375	243,375	1/1/11
Zoove		2,014,305	2,014,305	2/1/10
Subtotal:	26.7%	$61,050,901	$62,041,185

Technology Services
Fusepoint		$1,866,047	$1,866,047	10/1/08
Jacent Technologies		84,637	234,637	*
Neutral Tandem		8,133,422	8,133,422	3/1/10

OpSource		4,618,844	4,618,844	2/1/11
Subtotal:	6.4%	$14,702,950	$14,852,950

Wireless
AeroScout		$655,881	$655,881	6/1/08
Altierre		1,307,708	1,307,708	4/1/09
Cellfire		1,350,805	1,350,805	3/1/10
DeFi Mobile		237,323	237,323	12/1/10
Digital Bridges		4,388,654	4,388,654	12/1/08
HandsOn Mobile		2,988,139	2,988,139	5/1/10
July Systems		666,833	666,833	4/1/10
LimeLife		2,089,863	2,089,863	10/1/09
Magnolia Broadband		2,791,916	2,791,916	7/1/09
Nextivity		486,669	486,669	11/1/09
OOMA		1,165,907	1,165,907	5/1/09
Pontis		880,150	880,150	6/1/09
Quickoffice		2,168,956	2,168,956	7/1/10
S5 Wireless		3,199,103	3,199,103	5/1/10
Sandlinks		981,241	981,241	6/1/10
ScanR		1,666,606	1,666,606	1/1/11
SmartDrive		1,732,307	1,732,307	6/1/10
Venturi Wireless		1,403,010	1,403,010	11/1/10
Vivotech		2,066,752	2,066,752	8/1/09
Wavion		1,587,870	1,587,870	3/1/09
WiSpry		1,448,305	1,448,305	4/1/10
Subtotal:	15.4%	$35,263,998	$35,263,998

Total: (Cost of $372,258,424)	161.6%	$369,857,127	$372,258,424

* As of December 31, 2007, loans with a cost basis of $4.1 million and a fair value of $1.7 million have been classified as non-accrual.  These loans have been accelerated from original maturity and are due in their entirety.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At September 30, 2008, the Fund had unexpired unfunded commitments to borrowers of $29.8 million.

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

Valuation Hierarchy

 Under SFAS 157, the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The Fund uses estimated exit values when determining the value of its investments.  Because these transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.  The Fund’s derivative was valued using pricing models that are widely accepted in the financial services industry with inputs that can be derived from or corroborated by observable market data.  These models reflect the contractual terms of the derivative, including the period to maturity, and market observable inputs such as yield and option volatility. As a result, these measurements are classified as Level 2.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 2	Level 3	Total
ASSETS:
Loans to Borrowers	$-	$282,293,063	$282,293,063

Total assets	$-	$282,293,063	$282,293,063

LIABILITIES:
Interest rate swap agreement	$713,092	$-	$713,092

Total liabilities	$713,092	$-	$713,092

No assets or liabilities which are measured at fair value on a recurring basis are classified as Level 1.

The fair value of the interest rate swap agreement as of September 30, 2008 and December 31, 2007 was ($713,092) and ($1,185,838), respectively and is included in other accrued liabilities.

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

LEVEL 3 INPUTS
	For the Three Months Ended	For the Nine Months Ended
	September 30, 2008	September 30, 2008
Loans to Borrowers
Beginning balance	$320,100,618	$369,857,127
Additional acquisitions	19,268,585	92,994,971
Principal reductions	(55,257,737)	(171,820,451)
Change in unrealized loss	(225,877)	(6,885,788)
Net realized loss from investment transactions	(1,592,526)	(1,852,796)
Balance September 30, 2008	$282,293,063	$282,293,063

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

5.

CAPITAL STOCK

As of September 30, 2008 and December 31, 2007, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Company through September 30, 2008 and December 31, 2007 was $250.0 million, of which $245.0 million and $242.5 million, respectively, was contributed to the Fund.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2008 and 2007.

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2008	September 30, 2007

Cash distributions	$22,700,000	$26,100,000
Distributions of securities	6,575,293	3,655,181

Total distributions to shareholder	$29,275,293	$29,755,181

During the quarter, the Fund made distributions as noted in the table above.  These distributions have been presented as distributions of income.  However, the final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.

6.

DEBT FACILITY

During the quarter, the Fund reduced the size of its debt facility to finance the acquisition of asset-based loans from $230.0 million to $138.0 million.  As of September 30, 2008, the Fund had $115.0 million of outstanding loans under this facility.  The interest rate on this facility is usually the “Commercial Paper Rate” plus 3.00 percent, which on September 30, 2008, was 5.72 percent per year.

The facility was set to renew on October 14, 2008.  However, on May 28, 2008, the Fund reached its 4th year anniversary, and as scheduled per its registration statement, stopped making new commitments to borrowers.  Because the Fund pays a fee on the unused portion of the facility and it no longer needs a facility of this size to fund its remaining commitments, it elected to renew its facility early, decrease its size, increase its pricing and shorten the revolving period of the facility by four months.

As part of this renewal, the Fund paid a renewal fee of $0.3 million to Société Générale, who assumed the entire facility.  Also, in light of the downgrade of Ambac Assurance Corporation from an “Aaa” to an "Aa3" rating, Société Générale has reduced the required credit rating for the facility's insurer from Aa2 to Aa3.  Additionally, as part of this renewal, the program termination date has been modified from May 2009 to January 2009 and the maturity date has been modified to November 2009.  The Manager believes the change of the termination date, maturity date, and the increased pricing are not expected to have a material impact on the operations of the Fund.

Subsequent to quarter end, On November 5, 2008, Moody’s lowered Ambac’s financial strength rating to “Baa1” from “Aa3.”  This rating downgrade constitutes a specified event of default under the loan agreement.  The Program Agent has increased the interest rate on the loans to Prime plus 400 basis points, but other than the increase in pricing has not taken any action in response to the downgrade. If it takes other action, there is no guarantee that the Fund will be able to renegotiate the facility with the Program Agent on acceptable terms, or be able to secure acceptable alternative financing arrangements.  The Program Agent could, as a result of the rating downgrade, require the Fund to repay its loan more quickly than if the rating downgrade to Ambac had not taken place.

7.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2008 and 2007.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007

Total return*	9.70%	11.38%	8.04%	12.66%

Per share amounts:
Net asset value, beginning of period	$2,145.29	$2,359.14	$2,288.56	$2,381.48
Net investment income	69.73	78.57	218.25	262.68
Net change in realized and unrealized loss
from investment and hedging activities	(17.70)	(12.40)	(89.55)	(47.59)
Net increase in net assets
resulting from operations	52.03	66.17	128.70	215.09
Capital contributions	-	-	25.00	40.00
Income distributions to shareholder	(47.81)	(86.29)	(292.75)	(237.55)

Return of capital to shareholder	-	-	-	(60.00)

Net asset value, end of period	$2,149.51	$2,339.02	$2,149.51	$2,339.02

Net assets, end of period	$214,950,969	$233,901,600	$214,950,969	$233,901,600

Ratios to average net assets:

Expenses*	8.44%	10.01%	8.59%	10.44%
Net investment income *	13.00%	13.13%	13.31%	14.88%
* Annualized

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws.  These forward-looking statements reflect the current view of Venture Lending & Leasing IV, Inc. (the “Fund”) with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Fund’s control.  All statements, other than statements of historical facts included in this report, regarding strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements.  When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All forward-looking statements speak only as of the date of this report.  The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

 Results of Operations –For the three and nine months ended September 30, 2008 and 2007

Total investment income for the three months ended September 30, 2008 and 2007 was $11.5 million and $13.8 million, respectively, of which $11.3 million and $13.5 million consisted of interest on venture loans outstanding during the period.  Total investment income for the nine months ended September 30, 2008 and 2007 was $35.9 million and $44.7 million, respectively, of which $35.4 million and $42.9 million consisted of interest on venture loans outstanding during the period. The remaining income related to interest income from short-term investment of cash as well as other income from commitment fees, warrants received for loans that will never fund, and incentive fees received on a certain loan.  The decrease in investment income is caused mainly by the declining performing loans from $428.6 million as of March 31, 2007 to $408.6 million as of June 30, 2007, to $388.6 million as of September 30, 2007, to $368.2 million as of December 31, 2007, to $326.0 million as of March 31, 2008, to $317.5 million as of June 30, 2008 and to $273.2 million as of September 30, 2008.  This was partially offset by increasing interest rates, as average interest rates increased from 13.49% for the three months ended September 30, 2007 to 15.43% for the three months ended September 30, 2008 and 13.85% for the nine months ended September 30, 2007 to 14.69% for the nine months ended September 30, 2008.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Management fees for the three months ended September 30, 2008 and 2007 were $2.1 million and $2.6 million, respectively. Management fees for the nine months ended September 30, 2008 and 2007 were $6.4 million and $8.1 million, respectively. Management fees are based on assets under management, and decreased due to the decrease in assets under management relative to the previous year.

Total interest expense was $2.0 million and $2.9 million for the three months ended September 30, 2008 and 2007, respectively. Interest expense decreased for the period because average borrowings outstanding under the debt facility decreased from $187.5 million for the three months ended September 30, 2007 to $115.0 million for the three months ended September 30, 2008.  The decrease was partially offset by increased pricing on the facility as a result of Ambac’s decreased rating and the Fund’s subsequent renewal of its facility.  Total interest expense was $5.8 million and $8.8 million for the nine months ended September 30, 2008 and 2007, respectively. Interest expense decreased for the period because average borrowings outstanding under the debt facility decreased from $200.2 million for the nine months ended September 30, 2007 to $128.1 million for the nine months ended September 30, 2008.  The decrease was partially offset by increasing weighted average interest rates from 5.85% to 6.08% for the same period. The majority of the increase in interest expense relates to the increased pricing resulting from the renewal of the debt facility.

Total banking and professional fees were $0.5 million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively.  Total banking and professional fees were $1.7 million and $1.4 million for the nine months ended September 30, 2008 and 2007, respectively.  The increase for the period was primarily related to increased bank fees and to a lesser extent an increase in professional fees.  The banking fee increase was the result of paying down debt under the banking facility; which caused increased fees on the unused portion of the facility. Additionally, the Fund paid a $0.3 million fee when it renewed the facility in August 2008, which is being amortized over the remainder of the facility’s useful life.

Net investment income for the three months ended September 30, 2008 and 2007 was $7.0 million and $7.9 million, respectively.  Net investment income for the nine months ended September 30, 2008 and 2007 was $21.8 million and $26.3 million, respectively.

Total net realized loss from investment transactions was $(1.6) million and $(2.4) million for the three months ended September 30, 2008 and 2007 respectively. Total net realized loss from investment transactions was $(1.9) million and $(5.3) million for the nine months ended September 30, 2008 and 2007 respectively. The realized losses consist of write offs and recoveries of previously written off uncollectible loans.

The net change in realized and unrealized gain (loss) from hedging activities for the three months ended September 30, 2008 and 2007 was less than $0.1 million and $(0.8) million respectively.  The net change in realized gain (loss) from hedging activities for the nine months ended September 30, 2008 and 2007 was $(0.2) million and $(0.8) million respectively. The realized and unrealized gain (loss) consist of the unrealized gains and losses from hedging activities and the net interest received or paid on the interest rate swap transaction beginning with the quarter ended September 30, 2008.

Total net change in unrealized gain (loss) from investment activities for the three months ended September 30, 2008 and 2007 was $(0.2) million and $2.0 million respectively. Total net change in unrealized gain (loss) from investment activities for the nine months ended September 30, 2008 and 2007 was $(6.9) million and $1.3 million respectively. The unrealized gains (losses) consist of fair market value adjustment taken against loans.

Net increase in net assets resulting from operations for the three months ended September 30, 2008 and 2007 was $5.2 million and $6.6 million, respectively.  On a per share basis, net increase in net assets resulting from operations was $52.04 and $66.17 for the three months ended September 30, 2008 and 2007, respectively. Net increase in net assets resulting from operations for the nine months ended September 30, 2008 and 2007 was $12.9 million and $21.5 million, respectively.  On a per share basis, net increase in net assets resulting from operations was $128.71 and $215.08 for the nine months ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources – September 30, 2008 and December 31, 2007

Total capital contributed to the Fund was $245.0 million and $242.5 million as of September 30, 2008 and

December 31, 2007, respectively.  Committed capital to the Company at September 30, 2008 and December 31, 2007 was $250.0 million, all of which had been called.

The Fund had in place a $138.0 million and $230.0 million securitization debt facility as of September 30, 2008 and December 31, 2007, respectively.  Borrowings by the Fund are collateralized by receivables from loans advanced by the Fund in its ordinary course of business.  The interest rate on this facility is usually the “Commercial Paper Rate” plus 3.00 percent, which on September 30, 2008, was 5.72 percent per year.

Subsequent to quarter end, on November 5, 2008, Moody’s lowered Ambac’s financial strength rating to “Baa1” from “Aa3.”  This rating downgrade constitutes a specified event of default under the loan agreement.  The Program Agent has increased the interest rate on the loans to Prime plus 400 basis points, but other than the increase in pricing has not taken any action in response to the downgrade.  If it takes other action, there is no guarantee that the Fund will be able to renegotiate the facility with the Program Agent on acceptable terms, or be able to secure acceptable alternative financing arrangements.  The Program Agent could, as a result of the rating downgrade, require the Fund to repay its loan more quickly than if the rating downgrade to Ambac had not taken place.

The Fund typically will enter into hedge transactions to limit its interest rate risk, and thus the net interest expense will be based in a large part on the fixed rate negotiated on these transactions.  The revolving period of the facility terminates in January 2009, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  Upon the facility termination, the loan then amortizes until fully repaid. It is anticipated that the facility will pay off completely by December 2009. The first draw against this direct financial obligation of the Fund took place in October, 2004.  Both the bank fees and legal costs associated with this facility have been capitalized and are being amortized over the expected life of the facility.

At September 30, 2008 and December 31, 2007 the Fund had interest rate swap transactions outstanding with a total notional principal amount of $105.0 million and $156.0 million, respectively. The Fund pays a fixed rate of 4.865% and receives from the counterparty a floating LIBOR rate. Payments are made monthly and terminate in December 2009. The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value.  The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of September 30, 2008 and December 31, 2007, 14% and 4%, respectively, of the Fund's assets consisted of cash and cash equivalents. The Fund elected to retain a larger amount of cash during the quarter to ensure that it had sufficient capital to fund its commitments in light of the uncertainties in the credit market. The Fund continued to invest its assets in venture loans during the three and nine months ended September 30, 2008.  Amounts disbursed under the Fund's loan commitments totaled approximately $93.0 million during the period from December 31, 2007 through September 30, 2008.  Net loan amounts outstanding after amortization and reserves decreased by approximately $87.6 million for the same period.  Unexpired, unfunded commitments totaled approximately $29.8 million as of September 30, 2008.

As of	Amount Disbursed	Principal Reductions and Reserves	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
September 30, 2008	$920.0 million	$637.7 million	$282.3 million	$29.8 million
December 31, 2007	$827.0 million	$457.1 million	$369.9 million	$61.0 million

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

The Fund enters into interest rate swap transactions to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities are separately reported from unrealized gains and losses from investment activities and are included in realized and unrealized gain (loss) from hedging activities in these financial statements.  Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008 (amounts were previously included in interest expense and were not considered material). The fair value of the interest rate swap is recorded in other assets or other liabilities and the change in the fair value is recorded as a change in unrealized gain (loss) from investment and hedging activities.

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by $0.1 million.  This translates to less than 1% of income for the nine months ended September 30, 2008.  Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 1A.

Risk Factors

See item 1A – ‘Risk Factors’ in the Fund’s 2007 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business.  Other than as set forth below, there are no material changes from such risk factors.

Crisis in Financial Markets.  The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility and distribution in the global financial markets reached unprecedented levels during the third quarter of 2008 and extending into the fourth quarter.  This market turmoil could have a material adverse effect on the Fund’s business and operations.  Market turmoil could impact the Fund’s ability to maintain its debt facility to finance the acquisition of asset-based loans. The loan agreement governing the Fund’s debt facility requires that the Fund’s obligations be insured by Ambac Assurance Corporation (“Ambac”).  The agreement specifies that it is an event of default if the financial strength of Ambac falls below “Aa3” by Moody’s Investors Services (“Moody’s”), in which event Societe Generale (“Program Agent”) may cease making new loans and accelerate payments due under the loan agreement.  On November 5, 2008, Moody’s lowered

Ambac’s financial strength rating to “Baa1” from “Aa3.”  This rating downgrade constitutes a specified event of default under the loan agreement.  The Program Agent has increased the interest rate on the loans to Prime plus 400 basis points, but other than the increase in pricing has not taken any action in response to the downgrade. If it takes other action, there is no guarantee that the Fund will be able to renegotiate the facility with the Program Agent on acceptable terms, or be able to secure acceptable alternative financing arrangements.  The Program Agent could, as a result of the rating downgrade, require the Fund to repay its loan more quickly than if the rating downgrade to Ambac had not taken place.

Market conditions could also adversely impact the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003.  No other shares of the Fund have been sold; however the Fund received an additional $245.0 million of paid in capital during the period from May 28, 2004 through September 30, 2008 which is expected to be used to acquire venture loans and fund operations.

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

3(ii)	Bylaws of the Fund, as amended.
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

VENTURE LENDING & LEASING IV, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

November 13, 2008

Date:

November 13, 2008

EXHIBIT INDEX

Exhibit Number	Description
3(i)

Articles of Amendment and Restatement as filed with the Maryland Secretary of State on October 14, 2004, incorporated by reference to the Fund’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2005.

3(ii)	Bylaws of the Fund, as amended.
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

Date: November 13, 2008

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

Date: November 13, 2008

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

November 13, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
November 13, 2008