Form 10-K
period 2008-12-31
VENTURE LENDING & LEASING IV INC
filed 2009-03-30
CIK 1271808

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

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

Yes __ No X

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes    X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated be reference in Part II of this Form 10-K or any amendment to this Form 10-K: X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer _____

Accelerated filer _____

 Non-accelerated filer   X

Smaller reporting company _____

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes __ No X

As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 27, 2009 was 100,000.

Documents Incorporated by Reference

Document Description

10-K Part

Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting

of Shareholders to be held May 13, 2009

III

PART I

ITEM 1.

BUSINESS.

Introduction.

Venture Lending & Leasing IV, Inc. (the “Fund”) was incorporated in Maryland on October 31, 2003, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing IV, LLC, a Delaware limited liability company (the “Company”).  The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, in the form of secured loans.  Additionally the Fund may provide debt financing to public and late-stage private companies.  Prior to commencing its operations on May 28, 2004, the Fund had no operations other than the sale of 100,000 shares to the Company for $25,000.  As of December 31, 2008, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.

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

"Making available significant managerial assistance" is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the business development company, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a business development company of a controlling influence over the management or polices of the portfolio company by the business development company acting individually or as part of a group acting together which controls the portfolio company.  The officers of the Fund intend to offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides venture loans.  In some instances, directors of the Fund might serve on the Board of Directors or as officers of borrowers.

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

Investment Guidelines.  In selecting investments for the Fund's portfolio, Westech Investment Advisors Inc. (the “Manager”) will endeavor to meet the investment guidelines established by the Fund's Board of Directors.  The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Manager.  Such investments might be made if the Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.

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

Until May 28, 2008, the Fund made loan commitments to reinvest the proceeds of matured, repaid or resold investments, net of required distributions to shareholders, principal payments on borrowings and expenses or other obligations of the Fund, in new loans.  Following that date, the Fund has begun to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants.  Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax free return of capital to a shareholder to the extent of the shareholder's adjusted basis in its shares and then as capital gain.  The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.

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

ITEM 1A.  RISK FACTORS.

GENERAL

Reliance on Management. The Fund is wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund's Board of Directors.  Although the principals of the Manager have over 50 years' of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective.  Furthermore, the Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies.  The officers of the Manager have primary responsibility for the selection of the companies in which the Fund invests, the negotiation of the terms of such investments and the monitoring of such investments after they are made.  Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund.  Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill their positions.

Long-Term Investment. The Fund has ceased making new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary following the first closing of the Company’s offering of membership interest and will distribute the proceeds of repayment, prepayment or sale of its investments, net of any principal repayments on borrowings, reserves, expenses or other obligations of the Fund, amounts paid on exercise of warrants and certain other amounts paid to protect the value of existing investments (including pay-to-play provisions).  The Fund's Articles of Incorporation provide that, on December 31, 2012, the Fund automatically will be dissolved without any action by its shareholders.  From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder.  Although the Fund generally does not invest in any loan with a maturity date later than December 31, 2012, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, the Fund will not fully realize on a loan by the original maturity date.  Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments), to the extent those investments were retained by the Fund and not distributed earlier to its shareholders, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market.  As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution.  In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholder.  In such case, the shareholder would bear any expenses attendant to the liquidation of such assets.

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

Leverage. The Fund has borrowed and intends to continue to borrow money from and issues debt securities to banks, insurance companies and other lenders to obtain additional funds to originate venture loans.  Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have "Asset Coverage" of at least 200%.  "Asset Coverage" means the ratio which the value of the Fund's total assets, less all liabilities not represented by (i) the borrowings and (ii) any other liabilities constituting "senior securities" under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities.  The practical effect of this limitation is to limit the Fund's borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities.  The 1940 Act also requires that, if the Fund borrows money, provision be made to prohibit the declaration of any dividend or other distribution on the shares (other than a dividend payable in shares), or the repurchase by the Fund of shares, if, after payment of such dividend or repurchase of shares, the Asset Coverage of such borrowings would be below 200%.  If the Fund is unable to pay dividends or distributions in the amounts required under the Internal Revenue Code, it might not be able to qualify as a RIC or, if qualified, to continue to so qualify.

The use of leverage increases investment risk.  The Fund's use of leverage is premised upon the expectation that the Fund's borrowing costs will be lower than the return the Fund achieves on its investments.  To the extent the income or capital gains derived from investments purchased with borrowed funds exceeds the cost of borrowing, the Fund's return will be greater than if leverage had not been used.  Conversely, if the income or capital gain from the investments purchased with borrowed funds is not sufficient to cover the cost of borrowing, or if the Fund incurs capital losses, the return to the Fund will be less than if leverage had not been used, and therefore the amount available for distribution will be reduced or potentially eliminated.  Furthermore, since the investment management fee paid to the Manager is a percentage of the managed assets, such fee will be higher if the Fund utilizes leverage than if no borrowings were incurred.  Lenders have required that the Fund pledge portfolio assets as collateral for loans, and have required that the Company provide guarantees or other credit enhancements.  If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.

Lenders have also required the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.  To minimize risks associated with lending money at fixed rates, the Fund enters into interest rate hedging transactions with respect to all or any portion of the Fund’s investments.  There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund.  The variable interest rate that the Fund’s lenders charge cannot be perfectly hedged, and there may be a divergence between the interest rate obtained by the Fund on its interest rate hedging transactions and the interest rate charged to the Fund by its lenders.  In addition, entering into interest rate hedging transactions raises costs to the Fund.  Finally, it is possible that the Fund could incur losses from being “over-hedged” which would result if the loan that was hedged is repaid faster than expected.

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

Remedies Upon Default. In the event of a default on a loan, the available remedies to the Fund include legal action against the borrower and foreclosure or repossession of collateral given by the borrower, including the equipment or other assets being financed.  The Fund can experience significant delays in exercising its rights as a secured lender and may incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment.  Furthermore, the requirements under the laws of the various jurisdictions for creating and perfecting security interests in the varied types of collateral securing a loan are technical and complex, and even minor deviations from the required procedures could impair the Fund's security interest in the underlying assets.  On occasion, the Fund makes loans to a borrower that has one or more other secured lenders.  In such circumstances, the Fund may share its collateral with the other lender(s) and enter into inter-creditor agreements which could limit the Fund's flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral.  The Fund generally requires that it have a first priority security interest in any equipment of the borrower financed with the proceeds of the Fund's loans, although that security interest may extend to the borrower's other assets in which another lender might have a senior or parity security interest.

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

Global Economic Risks. The ability of the Fund to provide an acceptable return may be adversely affected by economic and business factors to which the U.S. marketplace is subject.  These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; the impact of further terrorist attacks against the United States; the effects of strikes, labor disputes and foreign political unrest; and uncertainty of the recovery of the U.S. economy.

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

Illiquidity of Investments. Substantially all of the Fund’s portfolio investments (other than short-term investments) consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist.  Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions.  Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold.  Convertible and subordinated debt investments may also be privately negotiated transactions.  In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund's warrants or equity securities or exchanges them for publicly-traded securities of the acquirer.  The feasibility of such transactions depends upon the company's financial results as well as general economic and equity market conditions.  Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund's ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities.  When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an "underwriter" or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.

Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund’s policy as approved by the Board of Directors.  This value will not necessarily reflect the value of the assets which may be realized upon a sale.

Crisis in Financial Markets.  The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility and distribution in the global financial markets reached unprecedented levels during the second half of 2008. The Fund’s estimates of fair value are based on the best information available to the Manager as of the date of valuation. These conditions are expected to continue at least through 2009. Restrictions on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions, limiting the number of observable input available to Management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund’s business and operations.

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

CONFLICTS OF INTEREST

Transactions with Venture Lending & Leasing V, Inc (“Fund V”).  The Manager also serves as investment manager for Fund V, which has been making investments since February 2007.  The Fund’s Board of Directors determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2012 (the date on which the Fund will be dissolved), the Fund will invest in each portfolio company in which Fund V invests (“Investments”).  The amount of each Investment was allocated 50% to the Fund and 50% to Fund V so long as the Fund has capital available to invest.  Since May 2008, the Fund no longer is permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments.  While investing the Fund’s capital in the same companies in which Fund V is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

Although the Fund and Fund V intend to invest in the same companies in the manner described above, the Fund may, at any time, with the approval of its Board of Directors, (i) discontinue investing with Fund V with respect to any or all future investments or (ii) choose to invest in different proportions with Fund V than described above.  In addition, the Fund has no control over Fund V, which is not required to invest with the Fund in any particular proportion or at all, and may choose to discontinue investing with the Fund or to invest in different proportions than described in the preceding paragraph.  In the event that Fund V and the Fund invest other than in the pro rata manner described above (which can occur only with each Board of Directors approval), the Manager may have a conflict of interest in determining which of the Fund and Fund V will invest in a particular company and, if both, in what proportions.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Fund’s security holders during the last quarter of the year ended December 31, 2008.

PART II.

ITEM 5.

MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

The Fund’s Common Stock is not listed on any securities exchange, and all holders of the Fund’s Common Stock are subject to agreements significantly restricting the transferability of their shares.

The number of holders of record of the Fund’s Common Stock at March 15, 2009 was 1.

The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund less applicable reserves exceeds warrant distributions and deemed distributions.  The Fund has also established a policy for return of capital distributions.  As of December 31, 2008, the Fund had distributed $112.1 million to date to its shareholder, of which $87.9 million was in cash.

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

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
Statement of Operations Data:
Investment income:
Interest on loans	$45,364,508	$56,062,573	$45,927,371	$21,875,022	$2,212,645
Other interest and other income	598,688	2,066,317	1,323,733	1,438,967	284,845
Total investment income	45,963,196	58,128,890	47,251,104	23,313,989	2,497,490
Expenses:
Management fee to managers	8,219,410	10,577,860	8,564,934	6,250,000	3,707,192
Interest expense	7,460,116	11,184,921	8,756,294	3,384,093	133,752
Banking and professional fees	2,265,349	1,876,770	1,612,589	1,577,030	545,193
Organizational costs	-	-	-	-	109,153
Other operating expenses	161,509	150,874	129,264	106,110	68,143
Total expenses	18,106,384	23,790,425	19,063,081	11,317,233	4,563,433
Net investment income (loss)	27,856,812	34,338,465	28,188,023	11,996,756	(2,065,943)
Net realized loss from investment
transactions	(2,023,528)	(5,258,686)	(889,714)	-	-
Net realized and unrealized gain (loss)
from hedging activities	(854,500)	(1,519,151)	(249,135)	562,213	20,235
Net change in unrealized gain (loss) from
investment activities	(8,757,716)	818,704	(3,220,000)	-	-
Net realized and unrealized gain (loss)
from investment and hedging activities	(11,635,744)	(5,959,133)	(4,358,849)	562,213	20,235
Net increase (decrease) in net assets
resulting from operations	16,221,068	$28,379,332	$23,829,174	$12,558,969	($2,045,708)

AMOUNTS PER COMMON SHARE:
Net increase (decrease) in net assets
resulting from operations	$162.21	$283.79	$238.29	$125.59	($20.46)

Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000	100,000

	As of	As of	As of	As of	As of
	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
Balance Sheet Data:
Loans	$ 225,801,890	$ 369,857,127	$ 420,328,200	$250,865,135	$ 85,358,153
Net assets	$ 211,890,358	$ 228,855,506	$ 238,148,475	$155,748,413	$ 78,849,606
Borrowings under debt facility	$ 68,015,512	$ 156,015,512	$ 204,615,512	$117,415,512	$ 31,450,194

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

CRITIAL ACCOUNTING POLICIES

The Manager has identified the most critical accounting estimates upon which the financial statements depend.  The Manager has determined the critical accounting estimates by considering accounting policies that involve the most complex or subjective decisions or assessments.  The two critical accounting policies  relate to the valuation of loans and treatment of non-accrual loans.

Performing loans and non accrual loans are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of footnote 2 to the financial statements (Summary of Significant Accounting Policies).  Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan.  The actual value of the loans may differ from management’s estimates, which would affect net income as well as assets.

Results of Operations – For the years ended December 31, 2008, 2007 and 2006

Total investment income for the years ended December 31, 2008, 2007, and 2006  was $46.0 million, $58.1 million and $47.3 million, respectively, of which $45.4 million, $56.1 million, and $45.9 million, respectively, consisted of interest on venture loans outstanding.  Remaining income consisted of interest and dividends on the temporary investment of cash, pending investment in venture loans or payments of  the Fund’s expenses and income from the forfeiture of deposits from prospective borrowers as well as income from securities received from borrowers with commitments that expired unfunded, late fees, and other income derived from the borrowers.  The current year decrease in the investment income is primarily a result of the decreased loan base on which interest is charged.  Performing loans increased from $418.9 million as of December 31, 2006 before decreasing to $368.2 million as of December 31, 2007 and then to $217.2 million as of December 31, 2008.

Average outstanding loans calculated on a monthly basis rose from $323.9 million for 2006 to $404.3 million for 2007, before decreasing to $301.3 million for 2008.  The average interest rate on performing loans decreased from 14.18% for the year ended December 31, 2006 to 13.87% for the year ended December 31, 2007, before increasing to 15.06% for year ended December 31, 2008.

Expenses for the years ended December 31, 2008, 2007, and 2006 were $18.1 million, $23.8 million, and $19.1 million, respectively. Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets.  Management fees for the Fund were $8.2 million, $10.6 million, and $8.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The increase in management fees from 2006 to 2007 is due to the fact that commencing May 28, 2006 (the two year anniversary of the Fund), management fees became based on assets under management as opposed to committed capital.  Assets under management were higher than committed capital for the period from May 28, 2006 through December 31, 2007. Assets decreased in 2008, which explains the decrease in management fees from 2007 to 2008.  Interest expense was $7.5 million, $11.2 million, and $8.8 million for the years ended December 31, 2008, 2007,and 2006, respectively.  Borrowings under the debt facility increased from $117.4 million as of December 31, 2005 to $204.6 million as of December 31, 2006 before falling to $156.0 million as of December 31, 2007 and to $68.0 million as of December 31, 2008.  During that period, average bank debt outstanding calculated on a monthly basis rose from $160.3 million for 2006 to $191.6 million for 2007, before decreasing to $118.2 million for 2008.  Additionally, interest rates increased from 5.46% for the year ended December 31, 2006 to 5.84% for the year ended December 31, 2007, to 6.31% for the year ended December 31, 2008.  See the discussion under the Risk Factor entitled “Leverage” for information about the interest rate hedging transactions entered into by the Fund to attempt to limit risks associated with borrowing at variable rates but lending at fixed rates.  Banking and professional fees were $2.3 million, $1.9 million, and $1.6 million for the years ended December 31, 2008, 2007, and 2006 respectively.  The reason for the increased costs from 2006 to 2007 can primarily be ascribed to the increased insurance fees as a result of the increase in bank facility size in December 2006 as well as increased un-reimbursable legal costs. The increase in 2008 is primarily related to the reduction of estimated period of availability of the bank facility. Other operating expenses were $0.2 million, $0.2 million, and $0.1 million, respectively, for the years ended December 31, 2008, 2007,and 2006.  These expenses included director fees, custody fees, and other expenses related to the operation of the Fund.  Other operating expenses rose slightly from 2006 to 2007 as various expenses increased with the increased activity of the fund but remained relatively stable from 2007 to 2008.

Total net realized loss from investment transactions was $(2.0) million, $(5.3) million, $(0.9) million for the years ended December 31, 2008, 2007, and 2006 respectively. The realized losses consist of write offs and recoveries of previously written off uncollectible loans.

The net realized and unrealized gain (loss) from hedging activities for the years ended December 31, 2008, 2007 and 2006 was $(0.9) million, $(1.5) million, and $(0.2) million, respectively.  The realized and unrealized gain (loss) from hedging activities, include the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008.

Total net change in unrealized gain (loss) from investment activities for the years ended December 31, 2008, 2007, and 2006 was $(8.8) million, $0.8 million, and $(3.2) million respectively. The unrealized gains (losses) consist of fair market value adjustments taken against loans.

Net increase in net assets resulting from operations for the years ended December 31, 2008, 2007 and 2006 was $16.2 million, $28.4 million and $23.8 million, respectively.  On a per share basis, for the years ended December 31, 2008, 2007, and 2006  there was a net increase in net assets resulting from operations of $162.21, $283.79 and $238.29, respectively.

Liquidity and Capital Resources -- December 31, 2008 and 2007

The Fund is owned entirely by the Company.  The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances.  As of December 31, 2008 and 2007 the Company had received subscriptions for capital in the amount of $250.0 million, all of which had been called and received.  As of December 31, 2008 and 2007, no capital remains uncalled.  As of December 31, 2008 and 2007, the Fund had in place a securitization debt facility of $69 million and $230.0 million, respectively to finance the acquisition of asset-based loans.  As of December 31, 2008 and 2007, the Fund had $68.0 million and $156.0 million of outstanding loans under this facility.  The interest rate on this facility is usually the “Prime” plus 4.00 percent, which on December 31, 2008, was 7.25 percent per year.

On May 28, 2008, the Fund reached its fourth year anniversary, and as scheduled per its registration statement, stopped making new commitments to borrowers.  Because the Fund pays a fee on the unused portion of the facility and it no longer needs a facility of this size to fund its remaining commitments, it elected to renew its facility early, which resulted in a decrease its size, increase its rate and shorten the revolving period of the facility by four months. The facility was renewed on October 14, 2008.

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

On November 5, 2008, Moody’s lowered Ambac’s financial strength rating to “Baa1” from “Aa3.”  This rating downgrade constitutes a specified event of default under the loan agreement.  The Program Agent has increased the interest rate on the loans to Prime plus 400 basis points, but other than the increase in interest rate has not taken any action in response to the downgrade. If it takes other action, there is no guarantee that the Fund will be able to renegotiate the facility with the Program Agent on acceptable terms, or be able to secure acceptable alternative financing arrangements.  The Program Agent could, as a result of the rating downgrade, require the Fund to repay its loan more quickly than if the rating downgrade to Ambac had not taken place.  As a result of this amendment, management changed its estimated life of the facility to June 2009, and started reamortizing the costs associated with the facility over the revised useful life, commencing October 2008. Over the next six months, expected cash flows from the repayment of loans is expected to be more than sufficient to repay the facility in full.

The Fund entered into swap transactions to hedge its interest rate on the securitization debt facility with a total notional principal of $62.0 million and $156.0 million as of December 31, 2008 and 2007, respectively.  The fair value of the swap at December 31, 2008 and 2007 was $(0.9) million and $(1.2) million, respectively.  The effect of the interest rate swap transactions is to convert a variable rate obligation into a fixed rate on the contract notional value.

As of December 31, 2008 and 2007, 19% and 4%, respectively of the Fund’s assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during 2008.  Amounts disbursed under the Fund’s loan commitments was $103.3 million for the year ended December 31, 2008.  Net loan amounts outstanding after amortization and valuation adjustments were approximately $225.8 million as of December 31, 2008.  Unexpired unfunded commitments as of December 31, 2008 were $11.8 million.

Year Ended	Cumulative Amount Disbursed	Principal Amortization	Balance Outstanding	Unexpired Unfunded Commitments
December 31, 2008	$930.3 million	$704.6 million	$225.8 million	$11.8 million
December 31, 2007	$827.0 million	$457.1 million	$369.9 million	$61.0 million

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in net assets resulting from operations by less than 1.0% for the year ended December 31, 2008.

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

December 31, 2008 (Unaudited)

		Quarterly Information for the Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Investment Income:
Interest on loans	$ 12,847,707	$ 11,170,340	$ 11,337,514	$ 10,008,947
Other interest and other income	250,455	136,554	162,026	49,653
Total investment income	13,098,162	11,306,894	11,499,540	10,058,600
Expenses:
Management fees	2,277,075	2,087,906	2,083,458	1,770,971
Interest expense	1,968,494	1,920,197	1,951,637	1,619,788
Banking and professional fees	541,588	663,445	469,588	590,728
Other operating expenses	53,157	40,882	22,055	45,415
Total expenses	4,840,314	4,712,430	4,526,738	4,026,902
Net investment income	8,257,848	6,594,464	6,972,802	6,031,698
Net realized gain (loss)
from investment transactions	14	(260,284)	(1,592,526)	(170,732)
Net realized and unrealized gain (loss) from
hedging activities	(1,531,656)	1,266,651	49,231	(638,726)
Net change in unrealized loss from
investment activities	(2,454,195)	(4,205,716)	(225,877)	(1,871,928)
Net realized and unrealized loss from
investment and hedging activities	(3,985,837)	(3,199,349)	(1,769,172)	(2,681,386)
Net increase in net assets resulting
from operations	$ 4,272,011	$ 3,395,115	$ 5,203,630	$ 3,350,312
Amount per common share:
Net increase in net assets resulting
from operations	$ 42.72	$ 33.95	$ 52.04	$ 33.50

Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2007 (Unaudited)

		Quarterly Information for the Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Investment Income:
Interest on loans	$ 15,061,428	$ 14,356,914	$ 13,484,226	$ 13,160,005
Other interest and other income	1,072,666	367,217	364,482	261,952
Total investment income	16,134,094	14,724,131	13,848,708	13,421,957
Expenses:
Management fees	2,840,639	2,714,285	2,586,995	2,435,941
Interest expense	2,943,583	2,976,322	2,859,350	2,405,666
Banking and professional fees	387,838	523,323	488,736	476,873
Other operating expenses	34,031	26,834	56,950	33,059
Total expenses	6,206,091	6,240,764	5,992,031	5,351,539
Net investment income	9,928,003	8,483,367	7,856,677	8,070,418
Net realized gain (loss) from
investment transactions	(1,691,074)	(1,177,023)	(2,409,890)	19,301
Net change in unrealized gain (loss)
from investment and hedging activities	(634,729)	(16,847)	1,169,819	(1,218,690)
Net realized and unrealized gain (loss)
from investment and hedging activities	(2,325,803)	(1,193,870)	(1,240,071)	(1,199,389)
Net increase in net assets resulting
from operations	$ 7,602,200	$ 7,289,497	$ 6,616,606	$ 6,871,029
Amount per common share:
Net increase in net assets resulting
from operations	$ 76.02	$ 72.89	$ 66.17	$ 68.71
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2006 (Unaudited)

		Quarterly Information for the Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Investment Income:
Interest on loans	$ 9,693,624	$ 10,536,265	$ 11,733,036	$ 13,964,446
Other interest and other income	274,634	325,388	310,223	413,488
Total investment income	9,968,258	10,861,653	12,043,259	14,377,934
Expenses:
Management fees	1,562,500	1,778,613	2,427,744	2,796,077
Interest expense	1,698,617	2,037,619	2,423,317	2,596,741
Banking and professional fees	417,008	389,842	426,107	379,632
Other operating expenses	34,412	24,726	36,930	33,196
Total expenses	3,712,537	4,230,800	5,314,098	5,805,646
Net investment income	6,255,721	6,630,853	6,729,161	8,572,288
Net realized loss from investment transactions	-	-	-	(889,714)
Net change in unrealized gain (loss)
from investment and hedging activities	445,926	(992,445)	(1,798,593)	(1,124,023)
Net realized and unrealized (loss) gain
from investment and hedging activities	445,926	(992,445)	(1,798,593)	(2,013,737)
Net increase in net assets resulting
from operations	$ 6,701,647	$ 5,638,408	$ 4,930,568	$ 6,558,551
Amount per common share:
Net increase in net assets resulting
from operations	$ 67.02	$ 56.38	$ 49.31	$ 65.58
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Item 15 for audited financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

See response to Item 9A(T).

ITEM 9A(T).  CONTROLS AND PROCEDURES.

At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this annual report.

This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

Changes in Internal Controls

There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the year ended December 31, 2008.

ITEM 9.B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund’s Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, Director and Chief Executive Officer	64	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994.
Maurice C. Werdegar, President	44	President, and other positions for Westech Investment Advisors since 2001

Jay L. Cohan, Vice President, Assistant Secretary	44	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	57	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005. VP and Corporate Treasurer, PeopleSoft, Inc 2004-2005. Assistant Treasurer, CNF Inc. 1998-2004.
David R. Wanek, Vice President	36	Vice President and other positions for Westech Investment Advisors since 2001

The information required by this item concerning the directors of the Fund and Section 16(a) compliance is contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 13, 2009 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Seven Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

(a)

1.

Index to Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Statements of Assets and Liabilities as of December 31, 2008 and 2007

Statements of Operations for the Years ended December 31, 2008, 2007, and 2006

Statements of Changes in Net Assets for the Years ended December 31, 2008, 2007 and 2006

Statements of Cash Flows for the Years ended December 31, 2008, 2007 and 2006

Notes to Financial Statements

Financial Statement Schedules for the Years Ended December 31, 2008, 2007, and 2006 included in Item 15(a):

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

3(iii)

Amended and Restated Bylaws of the Fund, as amended as of October 23, 2008, incorporated by reference to the Fund’s quarterly report on Form 10-Q for the period ended September 30, 2008.

4.1

Form of Purchase Agreement between the Fund and the Fund, incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 10, 2003.

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

31.1 – 32.2

Certifications pursuant to The Sarbanes-Oxley Act of 2002

Note:

The form of the Fund’s Intercreditor Agreement was attached to the Fund’s Registration Statement on Form 10 for information purposes and is not being incorporated by reference herein since it is entered into in the ordinary course of the Fund’s business.

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

Date:   March 30, 2009

Date:   March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

TITLE

DATE

By:

/S/Bernard J. Angelo

Director

March 30, 2009

Bernard J. Angelo

By:

/S/John F. Cogan

Director

March 30, 2009

John F. Cogan

By:

/S/Salvador O. Gutierrez

Director

March 30, 2009

Salvador O. Gutierrez

By:

/S/J. Michael Egan

Director

March 30, 2009

J. Michael Egan

By:

/S/Louis W. Moelchert

Director

March 30, 2009

Louis W. Moelchert

By:

/S/Arthur Spinner

Director

March 30, 2009

Arthur Spinner

By:

/S/Ronald W. Swenson

CEO & Director

March 30, 2009

Ronald W. Swenson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Venture Lending & Leasing IV, Inc.

San Jose, California:

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing IV, Inc. (the "Fund"), as of December 31, 2008 and 2007, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Fund's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our procedures included confirmation of loans owned as of December 31, 2008, by correspondence with the borrowers or by other appropriate auditing procedures where replies from borrowers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing IV, Inc. as of December 31, 2008 and 2007, and the results of its operations, its cash flows, and changes in its net assets for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the financial statements include investments valued at $225,801,890 (80% of total assets) and $369,857,127 (95% of total assets) as of December 31, 2008 and 2007, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values.  Also discussed in Note 2 is the information used by the Fund’s management in making these estimates.

/S/ Deloitte & Touche LLP

March 25, 2009

San Francisco, California

VENTURE LENDING & LEASING IV, INC.

Statements of Assets and Liabilities

As of December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
ASSETS
Loans, at estimated fair value
(Cost of $236,960,903 and $372,258,424)	$ 225,801,890	$ 369,857,127
Cash and cash equivalents	53,634,366	14,671,135
Other assets	3,919,063	5,222,139

Total assets	283,355,319	389,750,401

LIABILITIES
Borrowings under debt facility	68,015,512	156,015,512
Accrued management fees	1,760,033	2,430,130
Accounts payable and other accrued liabilities	1,689,416	2,449,253

Total liabilities	71,464,961	160,894,895

NET ASSETS	$ 211,890,358	$ 228,855,506

Analysis of Net Assets:

Capital paid in on shares of capital stock	$ 245,025,000	$ 242,525,000
Return of capital distributions	(19,026,404)	(13,629,686)
Distributable earnings (accumulated deficit)	(14,108,238)	(39,808)
Net assets (equivalent to $2,118.90 and $2,288.56 per share based on
100,000 shares of capital stock outstanding - See Note 7)	$ 211,890,358	$ 228,855,506

See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.

Statements of Operations

For the Years Ended December 31, 2008, 2007 and 2006

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006

INVESTMENT INCOME:
Interest on loans	$ 45,364,508	$ 56,062,573	$ 45,927,371
Other interest and other income	598,688	2,066,317	1,323,733
Total investment income	45,963,196	58,128,890	47,251,104

EXPENSES:
Management fees	8,219,410	10,577,860	8,564,934
Interest expense	7,460,116	11,184,921	8,756,294
Banking and professional fees	2,265,349	1,876,770	1,612,589
Other operating expenses	161,509	150,874	129,264
Total expenses	18,106,384	23,790,425	19,063,081
Net investment income	27,856,812	34,338,465	28,188,023

Net realized loss from investment transactions	(2,023,528)	(5,258,686)	(889,714)
Net realized and unrealized loss from
hedging activities	(854,500)	(1,519,151)	(249,135)
Net change in unrealized gain (loss) from
investment activities	(8,757,716)	818,704	(3,220,000)
Net realized and unrealized loss from
investment and hedging activities	(11,635,744)	(5,959,133)	(4,358,849)

Net increase in net assets
resulting from operations	$ 16,221,068	$ 28,379,332	$ 23,829,174
Net increase in net assets
resulting from operations per share	$ 162.21	$ 283.79	$ 238.29
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.

Statement of Changes in Net Assets

For the Years Ended December 31, 2008, 2007 and 2006

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006

Increase in net assets resulting from operations:
Net investment income	$ 27,856,812	$ 34,338,465	$ 28,188,023
Net realized loss from investment
transactions	(2,023,528)	(5,258,686)	(889,714)
Net realized and unrealized loss
from hegding activities	(854,500)	(1,519,151)	(249,135)
Net change in unrealized gain (loss) from
investments activities	(8,757,716)	818,704	(3,220,000)

Net increase in net assets resulting
from operations	16,221,068	28,379,332	23,829,174

Distributions of income to shareholder	(30,289,497)	(29,672,301)	(24,429,112)
Return of capital to shareholder	(5,396,719)	(12,000,000)
Capital share transactions	2,500,000	4,000,000	83,000,000
Total increase (decrease)	(16,965,148)	(9,292,969)	82,400,062

Net assets
Beginning of year	228,855,506	238,148,475	155,748,413

End of year	$ 211,890,358	$ 228,855,506	$ 238,148,475

See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.

Statements of Cash Flows

For the Years Ended December 31, 2008, 2007 and 2006

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$ 16,221,068	$ 28,379,332	$ 23,829,174
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from investment transactions	2,023,528	5,258,686	889,714
Net change in unrealized loss from
Investments and hedging activities	8,475,394	700,447	3,469,135
Amortization of deferred costs related to borrowing
facility	566,203	247,929	238,943
Net decrease (increase) in other assets	1,064,673	833,073	(2,562,638)
Net increase (decrease) in accounts payable, other
accrued liabilities, and accrued management fees	(1,147,613)	(914,847)	1,703,072
Origination of loans	(103,342,815)	(191,104,517)	(328,716,957)
Principal payments on loans	232,777,054	236,756,017	154,755,178
Acquisition of equity securities	(4,446,461)	(4,592,711)	(5,160,112)
Net cash provided by (used in) operating activities	152,191,031	75,563,409	(151,554,491)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(27,400,000)	(36,700,000)	(18,880,000)
Borrowings under debt facility	5,000,000	20,400,000	112,200,000
Repayments of debt facility	(93,000,000)	(69,000,000)	(25,000,000)
Payment of bank facility fees and costs	(327,800)	(128,554)	(27,375)
Cash contributions from shareholder	2,500,000	4,000,000	83,000,000
Net cash provided by (used in) financing
activities	(113,227,800)	(81,428,554)	151,292,625
Net increase (decrease) in cash and cash equivalents	38,963,231	(5,865,145)	(261,866)
CASH AND CASH EQUIVALENTS:
Beginning of year	14,671,135	20,536,280	20,798,146
End of year	$ 53,634,366	$ 14,671,135	$ 20,536,280
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$ 7,764,527	$ 11,288,935	$ 8,381,759
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$ 8,286,215	$ 4,972,301	$ 5,549,112
Receipt of equity securities as repayment of loan	$ 3,839,754	$ 379,590	$ 389,000

See notes to financial statements

VENTURE LENDING & LEASING IV, INC.

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007

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

Valuation Methods

At December 31, 2008 and 2007, the financial statements include nonmarketable investments ($225,801,890 and $369,857,127 or approximately 80% and 95% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

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

Debt securities held as Short-term Investments are valued based on current bid quotations of recognized dealers or, when market quotations are not readily available, based on appraisals received from a pricing service using a computerized matrix system, or based upon appraisals derived from information concerning the securities or similar securities received from recognized dealers in the securities.  Notwithstanding the foregoing, debt securities with remaining maturities of ninety (90) days or fewer generally are valued by amortizing the difference between their last available fair value and their par value, provided such amount is not materially different from quoted price.  As of December 31, 2008 and 2007, the Fund held no short-term investments.

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, risk-free interest rate, among other factors.  Warrants are typically distributed immediately upon receipt to the Company.

Nonaccrual Loans

The Fund’s policy is to place a loan on nonaccrual status when the loan stops performing and management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status.  Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans. Interest received by the Fund on non accrual loans will be recorded on a cash basis.

As of December 31, 2008 and 2007, loans with a cost basis of $19.7 million and $4.1 million and a fair value of $8.6 million and $1.7 million, respectively, have been classified as nonaccrual.

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

Interest Rate Swap Agreement

The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. For investment companies such as the Fund, SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings.

The Fund entered into an interest rate swap agreement to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities have been separately reported from unrealized gains and losses from investment activities and are included in realized and unrealized gain (loss) from hedging activities in these financial statements.  Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008 (amounts were previously included in interest expense and were not considered material). The fair value of the interest rate swap is recorded in other liabilities.  The valuation of the swap agreement is based on future expected interested rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date.

Credit Risks

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

Emerging Company Risks

The possibility that the companies in which the Fund invests will not be able to commercialize their technology or product concept presents significant risk to the Fund.  Additionally, although some of such companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries.  Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets.  Most of the companies in which the Fund invests will require substantial additional equity financing to satisfy their continuing growth and working capital requirements.  Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development.  The circumstances or market conditions under which such companies will seek additional capital is unpredictable.  It is possible that one or more of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable.

Crisis in Financial Markets

The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility and distribution in the global financial markets reached unprecedented levels during the second half of 2008.  The Fund’s estimates at fair value are based on the best information available to the Manager as of the date of valuation. The conditions are expected to continue at least through 2009. Restriction on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions, limiting the number of observable inputs available to management in making their estimates at fair value.  This market turmoil could have a material adverse effect on the Fund’s business and operations.

Market conditions could also adversely impact the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that the market for the Fund’s products could be adversely affected as a result of these market conditions.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning January 1, 2008.  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements. The Fund has adopted SFAS 157 as of January 1, 2008, and has provided additional disclosure in Note 3 related to this statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value.  Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings.  This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007.  The Fund  did not elect the fair value option for any eligible items.

               In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). SFAS No. 161 requires entities with derivative instruments to provide enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements.  The required information is intended to provide financial statement users an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This statement becomes effective for the Fund in the second quarter of fiscal 2009.  The

Fund does not expect that the adoption of this statement will have a material effect on its financial statements and is currently evaluating impact of the enhanced disclosure requirements of SFAS No. 161 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”). The statement identifies the sources of accounting principles and establishes a hierarchy for selecting those principles to prepare financial statements in accordance with U.S. GAAP. The statement is effective 60 days following the SEC's approval of the Public Fund Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles."  The Fund is currently evaluating the impact of SFAS 162, but does not expect the adoption of the pronouncement will have a material impact on its financial position, results of operation, or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“SFAS 157-3”). The FSP provides guidance clarifying how SFAS No. 157 should be applied when valuing securities in markets that are not active. The guidance states that significant judgment is required in valuing financial assets and clarifies how management’s internal assumptions should be considered when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The FSP is effective upon issuance and includes financial statements for the period ending and as of September 30, 2008.  The Fund has adopted SFAS 157-3 as of September 30, 2008, and has provided additional disclosure in Note 3 related to this statement.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its RIC status, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of December 31, 2008, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2004 and forward.

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2008, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Effective January 1, 2008, the Fund adopted SFAS 157, which defined fair value, established a framework for measuring fair value and expanded disclosures about fair value measurements. SFAS 157 defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumed the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the years ended December 31, 2008 and 2007, the weighted average interest rate on performing loans was 15.06% and 13.87%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of December 31, 2008 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/08	12/31/08	Maturity Date
Biotechnology
Acumen Pharmaceuticals		$416,309	$416,309	8/1/10
Bioabsorbable Therapeutics		988,657	988,657	*
Lightspeed Genomics		267,043	267,043	6/1/11
ProMetic		3,387,800	3,387,800	8/1/09
SanBio		1,859,376	1,859,376	10/1/10

Trellis Bioscience		560,046	560,046	12/1/10
Subtotal:	3.5%	$7,479,231	$7,479,231

Carrier Networking
Asoka USA Corporation		$546,096	$546,096	3/1/10
Gravix Energy		121,702	121,702	4/1/11
Kodiak Networks		711,785	711,785	4/1/10
OpVista		1,695,864	1,695,864	6/1/10
Overture Networks		1,438,022	1,438,022	2/1/10
Wavebender		345,666	345,666	9/1/10
Subtotal:	2.3%	$4,859,135	$4,859,135

Computers & Storage
CloudShield		$1,815,027	$1,815,027	4/1/11
D-Wave Systems		231,049	231,049	7/1/10
Gear Six, Inc.		586,852	586,852	7/1/10
Ncomputing		906,331	906,331	9/1/10
Panta Systems		218,693	808,693	*
Sepaton		1,751,438	1,751,438	10/1/09
Teneros		985,398	985,398	10/1/09
Vidyo		2,099,730	2,099,730	10/1/10
Subtotal:	4.1%	$8,594,518	$9,184,518

Enterprise Networking
BlueSocket		$698,014	$698,014	12/1/09
Envivio		3,159,231	3,159,231	1/1/11
GridNetworks		964,148	964,148	6/1/11
Informative		266,132	266,132	7/1/09
NeoPath Networks		1,400,483	1,400,483	11/1/09
PacketMotion		1,292,288	1,292,288	3/1/11
Vyatta		1,214,315	1,214,315	2/1/11
Subtotal:	4.2%	$8,994,611	$8,994,611

Internet
Aggregate Knowledge		$1,274,160	$1,274,160	12/1/11
Blekko		448,609	448,609	12/1/11
BuzzLogic		887,555	887,555	8/1/11
Collarity		911,221	911,221	5/1/11
Cuil		4,717,519	4,717,519	12/1/12
Delve Networks		480,435	480,435	7/1/11
Digital Railroad		23,121	773,121	*
Donnerwood Media		583,387	583,387	5/1/11
EForce Media		780,436	1,530,436	*
Flock		611,751	611,751	5/1/10
Genius		644,609	644,609	8/1/10
Goodmail Systems		236,198	236,198	2/1/09

iGroup Network		124,789	124,789	8/1/10
Inigral		141,574	141,574	8/1/11
Insider Guides		1,411,865	1,411,865	4/1/11
Koders		247,948	247,948	5/1/11
Like.com		1,774,464	1,774,464	7/1/11
Loomia		478,763	478,763	12/1/11
Multiply		863,958	863,958	9/1/11
NetBase Solutions		785,612	785,612	9/1/11
Philotic		163,269	163,269	7/1/11
Popjax		397,400	397,400	12/1/10
ProQuo		698,842	698,842	6/1/10
QuantCast		2,272,473	2,272,473	12/1/11
Radar Networks		707,334	707,334	10/1/10
Return Path Holdings		1,742,945	1,742,945	12/1/10
RPM Communications		482,272	482,272	12/1/10
Sharpcast		1,622,910	1,622,910	8/1/10
SnapJot		88,497	88,497	10/1/09
TheFind		1,140,560	1,140,560	12/1/11
ThisNext		696,777	696,777	5/1/11
Tribe		0	465,007	*
UrthTV		124,174	492,174	*
uStream.TV		167,964	167,964	10/1/10
VetCentric		1,583,099	1,583,099	10/1/11
YOUKU.COM		4,065,328	4,065,328	12/1/11
Subtotal:	15.8%	$33,381,818	$35,714,825

Medical Devices
Accuri Cytometers		$719,964	$719,964	9/1/10
AirXpanders		568,885	568,885	9/1/11
Ample Medical		182,100	182,100	12/1/10
Aspire Medical		1,541,811	1,541,811	12/1/09
Biomerix		1,440,309	1,440,309	12/1/11
Broncus Technologies		4,776,006	4,776,006	8/1/11
CyberHeart		1,446,125	1,446,125	8/1/11
Emphasys Medical		5,798,638	5,798,638	1/1/11
Evalve		2,556,663	2,556,663	8/1/09
Evera Medical		652,304	652,304	3/1/11
HandyLab		1,891,377	1,891,377	12/1/10
iBalance Medical		1,130,235	1,130,235	9/1/10
Intellidx		1,821,166	1,821,166	4/1/11
Myocor		15,991	165,991	*
Myoscience		1,052,349	1,052,349	6/1/11
Nellix		436,173	436,173	7/1/11
NeoGuide Systems		1,668,873	1,668,873	7/1/10
Oculus Innovative Sciences		574,060	574,060	4/1/09
Percutaneous Systems		336,520	336,520	9/1/09

Softscope Medical Technologies		441,834	441,834	6/1/11
Varix Medical		272,577	272,577	4/1/11
VasoNova		296,167	296,167	6/1/11
Subtotal:	14.0%	$29,620,127	$29,770,127

Other Healthcare
Advanced ICU Care		$257,271	$257,271	10/1/10
Chakshu Research		2,092,845	2,092,845	12/1/09
MedManage Systems		320,609	320,609	8/1/10
Nanosphere		4,040,565	4,040,565	8/1/10
Pharmacy TV Network		0	336,005	*
Skylight Healthcare Systems		4,631,729	4,631,729	10/1/11
Subtotal:	5.4%	$11,343,019	$11,679,024

Other Technology
EoPlex		$874,681	$874,681	6/1/11
Integrity Block		123,197	123,197	12/1/11
Nanoconduction		1,220,124	1,320,124	*
NanoGram		1,417,513	1,417,513	12/1/10
Nanosolar		558,784	558,784	5/1/10
Nanostellar		516,437	516,437	7/1/09
ORYXE Energy International		868,850	868,850	5/1/10
Sezmi Corporation		2,447,672	2,447,672	5/1/11
Solaria		4,319,935	4,319,935	3/1/11
Sub-One		3,125,834	3,125,834	12/1/11
Triformix		66,758	66,758	3/1/09
Subtotal:	7.3%	$15,539,785	$15,639,785

Security
Apere		$164,988	$164,988	5/1/09
CipherOptics		1,251,761	1,251,761	3/1/10
Dragnet Solutions		930,103	930,103	6/1/11
Guardian Analytics		999,191	999,191	8/1/11
Mi5		60,279	60,279	7/1/09
Nevis Networks		177,023	357,023	*
Safend		1,077,259	1,077,259	12/1/09
TrustedID		1,704,282	1,704,282	6/1/11
Vericept		1,006,007	1,006,007	6/1/09
Voltage Security		1,543,130	1,543,130	6/1/09
Subtotal:	4.2%	$8,914,023	$9,094,023

Semiconductors & Equipment
Alereon		$1,230,053	$1,230,053	7/1/10
Azuro		1,539,125	1,539,125	2/1/10
Bitwave Semiconductor		463,960	463,960	12/1/09
Celestial Semiconductor		577,398	1,177,398	*

Cswitch		1,610,118	1,610,118	6/1/10
Discera		408,041	408,041	1/1/11
Gigafin Networks		73,414	1,773,414	*
InSilica		1,239,094	1,239,094	7/1/10
Integrated Materials		949,757	949,757	3/1/10
Intelleflex		1,368,950	1,368,950	4/1/11
InvenSense		847,866	847,866	1/1/11
KeyEye Communications		525,420	3,325,420	*
Luminescent Technologies		859,300	859,300	7/1/09
LV Sensors		2,525,455	2,525,455	6/1/11
Netxen		931,779	931,779	10/1/10
RMI Corporation		5,877,281	5,877,281	7/1/10
SiPort		1,419,627	1,419,627	7/1/11
Teknovus		1,258,762	1,258,762	3/1/10
Tela Innovations		339,674	339,674	10/1/10
Zenverge		1,814,541	1,814,541	3/1/11
Subtotal:	12.2%	$25,859,615	$30,959,615

Software
5SquareSystems		$653,939	$1,043,939	*
Anchor Intelligence		957,600	957,600	12/1/11
Arena Solutions		1,999,034	1,999,034	1/1/10
Athena Design Systems		195,504	195,504	*
Berkeley Design Automation		1,195,112	1,195,112	4/1/11
BlueRoads		865,812	2,595,816	*
Bocada		698,243	698,240	10/1/09
Canopy Financial		1,576,989	1,576,989	7/1/11
Cloudmark		1,881,861	1,881,861	3/1/11
Coghead		729,763	979,763	*
DemandBase		566,045	566,045	11/1/10
Emergent Game Technologies, Inc.		289,170	289,170	7/1/09
Enkata Technologies		140,433	140,433	4/1/10
Evincii		181,982	181,982	10/1/10
Future Point Systems		434,897	434,897	4/1/11
Gizmo5 Technologies		1,398,476	1,398,476	*
Integrien		2,214,703	2,214,703	7/1/10
IT Structures		177,483	177,483	9/1/10
JasperSoft		2,085,135	2,085,135	5/1/11
Kabira Technologies		1,993,845	1,993,845	12/1/10
Kareo		164,801	164,801	7/1/10
Market6		784,091	784,091	7/1/10
MetaCarta		1,067,954	1,067,954	11/1/09
NR2B Research		2,210,742	2,210,742	3/1/11
Nusym Technologies		83,627	83,627	4/1/09
Orb Networks		269,315	269,315	8/1/10
RingCube Technologies		1,118,349	1,118,349	4/1/11

Siperian		1,535,645	1,535,645	10/1/09
Solidcore Systems		1,548,855	1,548,855	10/1/09
Steelwedge		903,812	903,812	4/1/09
Ultriva		688,783	688,783	12/1/09
Universal Ad		572,500	572,500	10/1/10
Visible World		2,129,073	2,129,073	12/1/10
Xtime		356,586	356,586	1/1/11
Zoove		1,300,617	1,300,617	7/1/11
Subtotal:	16.5%	$34,970,776	$37,340,777

Technology Services
Neutral Tandem		$3,715,046	$3,715,046	3/1/10
OpSource		5,495,488	5,495,488	12/1/11
SG Micro		645,515	645,515	4/1/11
Subtotal:	4.7%	$9,856,049	$9,856,049

Wireless
Altierre		$279,422	$279,422	4/1/09
Cellfire		2,140,000	2,140,000	4/1/11
DeFi Mobile		308,247	308,247	2/1/11
Dilithium Networks		2,357,376	2,357,376	6/1/11
Emotive Communications		604,789	604,789	1/1/11
HandsOn Mobile		1,893,788	1,893,788	5/1/10
July Systems		484,935	484,935	5/1/10
LimeLife		1,074,881	1,074,881	10/1/09
Magnolia Broadband		1,095,341	1,095,341	7/1/09
Nextivity		2,592,713	2,592,713	5/1/11
OOMA		190,681	190,681	5/1/09
Ortiva Wireless		1,587,322	1,587,322	5/1/11
Quickoffice		845,931	845,931	7/1/10
S5 Wireless		1,872,264	1,872,264	5/1/10
Sandlinks		626,890	626,890	6/1/10
ScanR		1,893,601	1,893,601	7/1/11
Send Me		2,276,135	2,276,135	12/1/11
SmartDrive		904,650	904,650	6/1/10
Venturi Wireless		929,810	929,810	11/1/10
Vivotech		880,460	880,460	8/1/09
Wavion		1,059,566	1,059,566	7/1/10
WiSpry		490,381	490,381	4/1/10
Subtotal:	12.5%	$26,389,183	$26,389,183

Total: (Cost of $236,960,903)	106.6%	$225,801,890	$236,960,903

* As of December 31, 2008, loans with a cost basis of $19.7 million and a fair value of $8.6 million have been classified as non-accrual.  These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

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

* As of December 31, 2007, loans with a cost basis of $4.1 million and a fair value of $1.7 million have been classified as non-accrual.  These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At December 31, 2008 and 2007, the Fund had unfunded commitments to borrowers of $11.8 million and $61.0 million, respectively that remained unexpired.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to Borrowers	$ -	$ -	$ 225,801,890	$ 225,801,890
Cash equivalents	53,634,366			53,634,366

Total assets	$ 53,634,366	$ -	$ 225,801,890	$ 279,436,256

LIABILITIES:
Interest rate swap agreement	$ -	$ 903,517	$ -	$ 903,517

Total liabilities	$ -	$ 903,517	$ -	$ 903,517

The fair value of the interest rate swap agreement as of December 31, 2008 and December 31, 2007 was $(903,517) and $ (1,185,838), respectively and is included in other accrued liabilities.

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

LEVEL 3 INPUTS
For the Year Ended
December 31, 2008
Loans to Borrowers
Beginning balance	$ 369,857,127
Additional acquisitions	103,342,815
Principal reductions	(236,616,808)
Change in unrealized loss	(8,757,716)
Net realized loss from investment transactions	(2,023,528)
Balance December 31, 2008	$ 225,801,890

4.

LONG-TERM DEBT FACILITY

As of December 31, 2008 and 2007, the Fund had in place a securitization debt facility of $69 million and $230.0 million, respectively to finance the acquisition of asset-based loans.  As of December 31, 2008 and 2007, the Fund had $68.0 million and $156.0 million of outstanding loans under this facility.  The interest rate on this facility is usually the “Prime” plus 4.00 percent, which on December 31, 2008, was 7.25 percent per year.

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

The revolving facility contains various covenants including financial covenants related to: (i) Debt to Net Worth Ratio (ii) Minimum Debt Service Coverage Ratio (iii) Interest Coverage Ratio (iv) Asset Coverage (v) Asset Coverage Under Investment Company Act (vi) Maximum Loan Loss Reserves. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of December 31, 2008, the Fund was in compliance with these covenants.

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

On May 28, 2008, the Fund reached its fourth year anniversary, and as scheduled per its registration statement, stopped making new commitments to borrowers.  Because the Fund pays a fee on the unused portion of the facility and it no longer needs a facility of this size to fund its remaining commitments, it elected to renew its facility early, which resulted in a decrease its size, increase its rate and shorten the revolving period of the facility by four months. The facility was renewed on October 14, 2008.

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

On November 5, 2008, Moody’s lowered Ambac’s financial strength rating to “Baa1” from “Aa3.”  This rating downgrade constitutes a specified event of default under the loan agreement.  The Program Agent has increased the interest rate on the loans to Prime plus 400 basis points, but other than the increase in interest rate has not taken any action in response to the downgrade. If it takes other action, there is no guarantee that the Fund will be able to renegotiate the facility with the Program Agent on acceptable terms, or be able to secure acceptable alternative financing arrangements.  The Program Agent could, as a result of the rating downgrade, require the Fund to repay its loan more quickly than if the rating downgrade to Ambac had not taken place.  As a result of this amendment, management changed its estimated life of the facility to June 2009, and started reamortizing the costs associated with the facility over the revised useful life, commencing October 2008. Over the next six months, expected cash flows from the repayment of loans is expected to be more than sufficient to repay the facility in full.  Effective January 2009, no further draws can be made on the facility.

5.

INTEREST RATE SWAP AGREEMENT

At December 31, 2008 and 2007, the Fund had an interest rate swap agreement with a notional principal amount of $62.0 million and $156.0 million, respectively, to convert floating rate liabilities to fixed rates.  The Fund pays a fixed rate of 4.865 percent and receives from the counterparty a floating 30-day LIBOR rate.  Payments are made monthly and terminate on November 10, 2009. The fair value of the interest rate swap agreement at December 31, 2008 and 2007 was $903,517 and $1,185,838, respectively and is included in accrued liabilities as of December 31, 2008 and 2007.  The change in fair value of the interest rate swap agreement was $282,322, $(1,519,151), $(249,135) which was included in net realized and unrealized gain (loss) from hedging activities in the accompanying statements of income for the years ended December 31, 2008, 2007, and 2006.

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

7.

CAPITAL STOCK

As of December 31, 2008 and December 31, 2007, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Company through December 31, 2008 and December 31, 2007 was $250.0 million of which $245.0 million and $242.5, respectively, was contributed to the Fund.

For the years ended December 31, 2008, 2007, and 2006 distributions of $35,686,215, $41,672,302 and $24,429,112, respectively were made to the Fund’s shareholder, and were comprised of the following:

	2008	2007	2006
Cash distributions	$27,400,00	$36,700,00	$18,880,000
Distributions of securities	8,286,215	4,972,302	5,549,112

Total distributions to shareholder	$35,686,215	$41,672,302	$ 24,429,112

At December 31, 2008 and 2007, distributable earnings (accumulated deficit) include unrealized depreciation on loans and hedging activities of $12,062,529 and $3,587,135, respectively.

8.

MANAGEMENT AND RELATED PARTIES

Management

As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company’s committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on May 28, 2004.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management fees of $8,219,410, $10,577,860, and $8,564,934, were recognized as expenses for the year ended December 31, 2008, 2007, and 2006, respectively.

Related Parties

Certain officers and directors of the Fund also serve as officers and directors of Westech Investment Advisors Inc.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired a Directors & Officers policy.

Transactions with Venture Lending & Leasing V, Inc (“Fund V”)

The Manager also serves as investment manager for Fund V, which has been making investments since February 2007.  The Fund’s board of directors determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2012 (the date on which the Fund will be dissolved), the Fund will invest in each portfolio company in which Fund V invests (“Investments”).  The amount of each Investment was allocated 50% to the Fund and 50% to Fund V so long as the Fund has capital available to invest.  Since May 2008, the Fund no longer is permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments.  While investing the Fund’s capital in the same companies in which Fund V is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

Although the Fund and Fund V intend to invest in the same companies in the manner described above, the Fund may, at any time, with the approval of its Board of Directors, (i) discontinue investing with Fund V with respect to any or all future investments or (ii) choose to invest in different proportions with Fund V than described above.  In addition, the Fund has no control over Fund V, which is not required to invest with the Fund in any particular proportion or at all, and may choose to discontinue investing with the Fund or to invest in different proportions than described in the preceding paragraph.  In the event that Fund V and the Fund invest other than in the pro rata manner described above (which can occur only with each Board of Directors approval), the Manager may have a conflict of interest in determining which of the Fund and Fund V will invest in a particular company and, if both, in what proportions.

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

9.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the years presented, the years ended December 31, 2008, 2007 and 2006.  The total return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the year.  The total rate of return assumes a constant rate of return for the Fund during the year reported and also assumes reinvestment of dividends/distributions, and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006

Total return	7.68%	12.80%	13.75%

Per share amounts:
Net asset value, beginning of year	$ 2,288.56	$ 2,381.48	$ 1,557.48
Net investment income	278.57	343.38	281.88
Net change in realized and unrealized
loss from investments and hedging activities	(116.36)	(59.59)	(43.59)
Net increase in net assets resulting from operations	162.21	283.79	238.29
Capital contributions	25.00	40.00	830.00
Income distributions to shareholder	(302.89)	(296.71)	(244.29)
Return of capital to shareholder	(53.98)	(120.00)	-

Net asset value, end of year	$ 2,118.90	$ 2,288.56	$ 2,381.48

Net assets, end of year	$ 211,890,358	$ 228,855,506	$ 238,148,475

Ratios to average net assets:

Expenses	8.32%	10.17%	10.14%
Net investment income	12.80%	14.68%	15.00%

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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 132-15(f) and 15d-15(f)) for the registrant and have:

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

Date: March 30, 2009

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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 132-15(f) and 15d-15(f)) for the registrant and have:

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

Date: March 30, 2009

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

                     Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-K for the year ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

Date: March 30, 2009

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-K for the year ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

Date: March 30, 2009

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer