Form 10-Q
period 2009-03-31
VENTURE LENDING & LEASING IV INC
filed 2009-05-13
CIK 1271808

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and ‘smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Outstanding as of May 13, 2009

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of March 31, 2009 and December 31, 2008

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2009 and 2008

Condensed Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2009 and 2008

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2009 and 2008

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

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING IV, INC.

 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
ASSETS
Loans, at estimated fair value
(Cost of $193,399,051 and $236,960,903)	$ 176,903,410	$ 225,801,890
Cash and cash equivalents	39,788,503	53,634,366
Other assets	2,604,861	3,919,063

Total assets	219,296,774	283,355,319

LIABILITIES
Borrowings under debt facility	33,015,512	68,015,512
Accrued management fees	1,370,605	1,760,033
Accounts payable and other accrued liabilities	927,201	1,689,416

Total liabilities	35,313,318	71,464,961

NET ASSETS	$ 183,983,456	$ 211,890,358

Analysis of Net Assets:

Capital paid in on shares of capital stock	$ 245,025,000	$ 245,025,000
Return of capital distributions	(42,008,906)	(19,026,404)
Accumulated deficit	(19,032,638)	(14,108,238)
Net assets (equivalent to $1,839.83 and $2,118.90 per share based on
100,000 shares of capital stock outstanding - See Note 5)	$ 183,983,456	$ 211,890,358

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	For the Three Months Ended	For the Three Months Ended
	March 31, 2009	March 31, 2008

INVESTMENT INCOME:
Interest on loans	$ 7,144,593	$ 12,847,707
Other interest and other income	193,579	250,455
Total investment income	7,338,172	13,098,162

EXPENSES:
Management fees	1,370,605	2,277,075
Interest expense	1,209,579	1,968,494
Banking and professional fees	158,933	541,588
Other operating expenses	29,087	53,157
Total expenses	2,768,204	4,840,314
Net investment income	4,569,968	8,257,848

Net realized gain (loss) from investment transactions	(222,849)	14
Net realized and unrealized loss from hedging activities	(78,334)	(1,531,656)
Net change in unrealized loss from investment activities	(5,336,628)	(2,454,195)

Net realized and unrealized loss from investment and hedging activities	(5,637,811)	(3,985,837)
Net increase (decrease) in net assets resulting from operations	$ (1,067,843)	$ 4,272,011
Net increase (decrease) in net assets resulting from operations per share	$ (10.68)	$ 42.72
Weighted average shares outstanding	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008

Increase (decrease) in net assets resulting from operations:
Net investment income	$ 4,569,968	$ 8,257,848
Net realized gain (loss) from investment
transactions	(222,849)	14
Net realized and unrealized loss
from hedging activities	(78,334)	(1,531,656)
Net change in unrealized loss from
investments activities	(5,336,628)	(2,454,195)

Net increase (decrease) in net assets
resulting from operations	(1,067,843)	4,272,011

Distributions of income to shareholder	(3,856,557)	(10,955,674)
Return of capital to shareholder	(22,982,502)	0
Total decrease	(27,906,902)	(6,683,663)

Net assets
Beginning of period	211,890,358	228,855,506

End of period	$ 183,983,456	$ 222,171,843

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$ (1,067,843)	$ 4,272,011
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain) loss from investment transactions	222,849	(14)
Net unrealized loss from hedging activities	(412,228)	1,531,656
Net change in unrealized loss from investment activities	5,336,628	2,454,195
Receipt of stock in lieu of fees	(138,594)	-
Amortization of deferred costs related to borrowing facility	290,374	70,488
Net decrease in other assets	1,024,847	346,183
Net decrease in accounts payable, other
accrued liabilities, and accrued management fees	(739,415)	(266,352)
Origination of loans	(1,558,639)	(26,359,372)
Principal payments on loans	42,215,848	62,503,829
Acquisition of equity securities	(18,671)	(1,169,668)
Net cash provided by operating activities	45,155,156	43,382,956
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(24,000,000)	(9,000,000)
Repayments of debt facility	(35,000,000)	(20,000,000)
Payment of bank facility fees and costs	(1,019)	(5,854)
Net cash used in financing activities	(59,001,019)	(29,005,854)
Net increase (decrease) in cash and cash equivalents	(13,845,863)	14,377,102
CASH AND CASH EQUIVALENTS:
Beginning of period	53,634,366	14,671,135
End of period	$ 39,788,503	$ 29,048,237
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$ 2,509,972	$ 2,237,662
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$ 2,839,059	$ 1,955,674
Receipt of equity securities as repayment of loan	$ 2,681,794	$ 786,006

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods.  Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three months ended March 31, 2009 are not necessarily indicative of what the results would be for a full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interest Income

Interest income on loans is recognized using the effective interest method including amounts from the amortization of discounts resulting from the allocation of amounts ascribed to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

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

Valuation Methods

At March 31, 2009 and December 31, 2008, the financial statements include nonmarketable investments ($176,903,410 and $225,801,890 or approximately 81% and 80% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

Debt securities held as Short-term Investments are valued based on current bid quotations of recognized dealers or, when market quotations are not readily available, based on appraisals received from a pricing service using a computerized matrix system, or based upon appraisals derived from information concerning the securities or similar securities received from recognized dealers in the securities.  Notwithstanding the foregoing, debt securities with remaining maturities of ninety (90) days or fewer generally are valued by amortizing the difference between their last available fair value and their par value provided such amount is not materially different from quoted price.  As of March 31, 2009 and December 31, 2008, the Fund held no short-term investments.

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

Nonaccrual Loans

The Fund’s policy is to place a loan on nonaccrual status when the loan stops performing and management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status.  Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans. Interest received by the Fund on nonaccrual loans will be recorded on a cash basis.

As of March 31, 2009 and December 31, 2008, loans with a cost basis of $29.0 million and $19.7 million and a fair value of $12.5 million and $8.6 million, respectively, have been classified as nonaccrual.

Commitment Fees

Unearned income and commitment fees on loans are recognized using the effective interest method over the term of the loan.  Commitment fees are carried as liabilities when received for commitments upon which no draws have been made.  When the first draw is made, the fee is treated as unearned income and is recognized as described above.  If a draw is never made, the commitment fee less any applicable legal costs becomes recognized as other income after the commitment expires.

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

The Fund entered into an interest rate swap agreement to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities have been separately reported from unrealized gains and losses from investment activities and are included in realized and unrealized gain (loss) from hedging activities in these financial statements.  Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008 (amounts were previously included in interest expense and were not considered material). The fair value of the interest rate swap is recorded in other liabilities.  The valuation of the swap agreement is based on future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date.

Deferred Bank Fees

Through March 2009, the deferred bank fees and costs associated with the debt facility had been allocated over the estimated life of the facility, which was determined to be June 2009 (See Note 6).

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). SFAS No. 161 requires entities with derivative instruments to provide enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements.  The required information is intended to provide financial statement users an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This statement is effective for the Fund in the first quarter of fiscal 2009.  The adoption of this statement did not have a material effect on the Fund’s financial statements.

In April 2009, FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS 157-4”). This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual periods ending after June 15, 2009. The Fund is currently evaluating the potential impact, if any, the adoption of FSP SFAS No. 157-4 will have on the Fund’s financial statements.

Tax Status

The Fund plans on qualifying as a Regulated Investment Company (“RIC”) and elected RIC treatment when it filed its 2007 tax return.  As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of March 31, 2009, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2004 and forward.

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of March 31, 2009, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Effective January 1, 2008, the Fund adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the three month periods ended March 31, 2009 and 2008, the weighted average interest rate on performing loans was 14.82% and 14.62%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of March 31, 2009 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 3/31/09	03/31/09	Maturity Date
Biotechnology
Acumen Pharmaceuticals		$263,570	$263,570	6/1/10
Bioabsorbable Therapeutics, Inc.		988,657	988,657	*
Prometic Bio Therapeutics, Inc.		2,179,050	2,179,050	8/1/09
SanBio, Inc.		1,247,366	1,247,366	6/1/10
Trellis Bioscience, Inc.		468,331	468,331	12/1/10
Subtotal:	2.8%	$5,146,974	$5,146,974

Carrier Networking
Asoka, Inc		$465,341	$465,341	1/1/11
Demi Energy, Inc.		116,502	116,502	4/1/11
Kodiak Networks, Inc.		592,480	592,480	4/1/10
Opvista, Inc.		807,350	1,607,350	*
Overture Networks, Inc.		1,092,135	1,092,135	2/1/10

Wavebender, Inc.		302,607	302,607	9/1/10
Subtotal:	1.8%	$3,376,415	$4,176,415

Computers & Storage
Cloudshield, Inc.		$1,532,029	$1,532,029	4/1/11
D-Wave Systems, Inc.		183,314	183,314	7/1/10
Gear Six, Inc.		494,152	494,152	7/1/10
NComputing, Inc.		796,832	796,832	9/1/10
Panta Systems, Inc.		218,693	808,693	*
Sepaton, Inc.		1,246,156	1,246,156	10/1/09
Teneros, Inc.		740,741	740,741	10/1/09
Vidyo, Inc.		1,681,632	1,681,632	10/1/10
Subtotal:	3.7%	$6,893,549	$7,483,549

Enterprise Networking
Bluesocket, Inc.		$528,517	$528,517	12/1/09
Envivio, Inc.		2,682,552	2,682,552	1/1/11
GridNetworks, Inc.		857,908	857,908	*
Informative, Inc.		83,342	83,342	7/1/09
NeoPath Networks, Inc.		1,014,385	1,014,385	11/1/09
PacketMotion, Inc.		1,175,481	1,175,481	3/1/11
Vyatta, Inc.		1,192,707	1,192,707	2/1/11
Subtotal:	4.1%	$7,534,892	$7,534,892

Internet
Aggregate Knowledge, Inc.		$1,146,616	$1,146,616	12/1/11
Authentic Response, Inc.		1,434,848	1,434,848	12/1/10
Blekko, Inc.		418,078	418,078	12/1/11
BuzzLogic, Inc.		792,603	792,603	8/1/11
Collarity, Inc.		681,440	681,440	12/1/10
Cuil, Inc.		4,442,574	4,442,574	12/1/12
Delve Networks, Inc.		442,569	442,569	7/1/11
Digital Railroad, Inc.		6,965	756,965	*
Donnerwood Media, Inc.		584,123	584,123	5/1/11
EForce Media, Inc.		770,307	1,520,307	*
Flock, Inc.		519,071	519,071	5/1/10
Genius, Inc.		403,393	403,393	8/1/10
iGroup Network, Inc.		108,027	108,027	8/1/10
Inigral, Inc.		132,208	132,208	8/1/11
Insider Guides, Inc.		1,267,222	1,267,222	4/1/11
Koders, Inc.		226,656	226,656	5/1/11
Like.com		1,494,194	1,494,194	7/1/11
Loomia, Inc.		460,485	460,485	12/1/11
Multiply, Inc.		794,297	794,297	9/1/11
Philotic, Inc.		144,582	144,582	7/1/11
ProQuo, Inc.		556,398	556,398	6/1/10

Quantcast Corporation		2,168,918	2,168,918	12/1/11
Radar Networks, Inc.		600,118	600,118	10/1/10
RPM Communications, Inc.		122,632	222,632	*
Sharpcast, Inc.		1,631,664	1,631,664	5/1/11
SnapJot, Inc.		94,917	94,917	10/1/09
TheFind, Inc.		1,050,703	1,050,703	12/1/11
ThisNext, Inc.		620,727	620,727	5/1/11
Tribe Networks, Inc.		0	465,007	*
UrthTV, Inc.		79,174	497,174	*
Ustream.TV, Inc.		148,511	148,511	10/1/10
VetCentric, Inc.		1,547,357	1,547,357	10/1/11
Videojax, Inc.		353,772	353,772	12/1/10
Youku.com,Inc.		3,953,369	3,953,369	1/1/12
Subtotal:	15.9%	$29,198,518	$31,681,525

Medical Devices
Accuri Cytometers, Inc.		$626,949	$626,949	9/1/10
AirXpanders, Inc.		531,653	531,653	9/1/11
Ample Medical, Inc.		163,813	163,813	12/1/10
Biomerix Corporation		1,321,505	1,321,505	12/1/11
Broncus Technologies, Inc.		4,446,717	4,446,717	8/1/11
CyberHeart, Inc.		1,366,434	1,366,434	8/1/11
Emphasys Medical, Inc.		92,730	1,792,730	*
Evalve, Inc.		1,531,111	1,531,111	8/1/09
Evera Medical Inc.		590,786	590,786	3/1/11
HandyLab, Inc.		1,667,871	1,667,871	12/1/10
iBalance Medical, Inc.		1,054,098	1,054,098	9/1/10
Intellidx, Inc.		1,665,596	1,665,596	4/1/11
Myocor, Inc.		15,991	165,991	*
MyoScience, Inc.		924,701	924,701	6/1/11
Nellix, Inc.		389,278	389,278	7/1/11
Oculus Innovative Sciences, Inc.		42,841	42,841	4/1/09
Percutaneous Systems, Inc.		234,414	234,414	9/1/09
Softscope Medical Technologies, Inc.		399,524	399,524	6/1/11
Varix Medical Corporation		247,574	247,574	4/1/11
VasoNova, Inc.		271,520	271,520	6/1/11
Subtotal:	9.6%	$17,585,106	$19,435,106

Other Healthcare
Advanced ICU Care, Inc.		$222,283	$222,283	10/1/10
Chakshu Research, Inc.		1,594,094	1,594,094	12/1/09
NanoSphere, Inc.		3,544,989	3,544,989	8/1/10
Pharmacy TV Network, Inc		0	336,005	*
Skylight Healthcare Systems, Inc.		4,079,339	4,079,339	10/1/11
Subtotal:	5.1%	$9,440,705	$9,776,710

Other Technology
EoPlex Tehcnologies, Inc.		$801,216	$801,216	6/1/11
Integrity Block, Inc.		114,576	114,576	12/1/11
Nanoconduction, Inc.		1,049,857	1,149,857	*
Nanogram Corporation		1,124,513	1,124,513	12/1/10
Nanosolar, Inc.		431,130	431,130	5/1/10
Nanostellar, Inc.		300,095	300,095	7/1/09
Oryxe Energy International, Inc.		730,154	730,154	5/1/10
Sezmi Corporation		2,876,918	2,876,918	2/1/12
Solaria Corporation		3,913,091	3,913,091	3/1/11
Sub-One		2,729,516	2,729,516	12/1/11
Subtotal:	7.6%	$14,071,066	$14,171,066

Security
Apere, Inc.		$87,637	$87,637	5/1/09
CipherOptics, Inc		954,065	954,065	3/1/10
Dragnet Solutions, Inc.		837,342	837,342	6/1/11
Guardian Analytics, Inc.		909,172	909,172	8/1/11
Nevis Networks, Inc.		163,762	343,762	*
Safend, Inc.		820,790	820,790	12/1/09
TrustedID, Inc.		1,420,894	1,420,894	6/1/11
Vericept Corporation		849,319	849,319	6/1/09
Voltage Security, Inc		783,091	783,091	6/1/09
Subtotal:	3.7%	$6,826,072	$7,006,072

Semiconductors & Equipment
Alereon, Inc.		$1,108,110	$1,108,110	7/1/10
Azuro, Inc.		1,248,958	1,248,958	2/1/10
Bitwave Semiconductor, Inc.		355,220	355,220	12/1/09
Celestial Semiconductor, Inc.		277,398	1,177,398	*
Cswitch Corporation		1,157,133	1,157,133	6/1/10
Discera, Inc.		359,466	359,466	1/1/11
Gigafin Networks, Inc.		73,414	1,773,414	*
Insilica, Inc.		1,002,096	1,002,096	7/1/10
Intergrated Materials, Inc.		739,953	739,953	3/1/10
Intelleflex Corporation		1,238,454	1,238,454	4/1/11
InvenSense, Inc.		566,904	566,904	1/1/11
KeyEye Communications, Inc.		526,650	3,326,650	*
Luminescent Technologies, Inc.		548,262	548,262	7/1/09
LV Sensors, Inc.		1,213,298	2,433,298	*
NetXen, Inc.		623,975	623,975	10/1/10
RMI Corporation		4,716,306	4,716,306	7/1/10
Siport, Inc.		1,308,309	1,308,309	7/1/11
Teknovus, Inc.		880,215	880,215	3/1/10
Tela Innovations, Inc.		294,936	294,936	10/1/10

Zenverge, Inc.		2,036,613	2,036,613	7/1/11
Subtotal:	11.0%	$20,275,670	$26,895,670

Software
5Square Systems Corporation		$323,939	$1,043,939	*
Anchor Intelligence, Inc.		904,573	904,573	12/1/11
Arena Solutions, Inc.		1,521,505	1,521,505	1/1/10
Athena Design Systems, Inc.		184,614	184,614	*
Berkeley Design Automation		1,011,423	1,011,423	4/1/11
BlueRoads Corporation		183,060	2,453,060	*
Bocada, Inc.		497,248	497,248	10/1/09
Canopy Financial, Inc.		1,437,094	1,437,094	7/1/11
Cloudmark, Inc.		1,392,946	1,392,946	3/1/11
Demandbase, Inc.		501,355	501,355	11/1/10
Emergent Game Technologies, Inc.		187,240	187,240	7/1/09
Enkata Technologies, Inc.		115,993	115,993	4/1/10
Evincii, Inc.		155,514	155,514	10/1/10
Future Point Systems, Inc.		392,377	392,377	4/1/11
Gazillion, Inc.		1,997,737	1,997,737	3/1/11
Gizmo5 Technologies, Inc.		1,398,476	1,398,476	*
Integrien, Inc		1,782,075	1,782,075	7/1/10
IT Structures Ltd		154,780	154,780	9/1/10
JasperSoft, Inc.		1,763,249	1,763,249	5/1/11
Kabira Technologies, Inc.		1,775,391	1,775,391	12/1/10
Kareo, Inc.		139,675	139,675	7/1/10
Market6, Inc.		669,377	669,377	7/1/10
MetaCarta, Inc.		786,477	786,477	11/1/09
Orb Networks, Inc.		252,093	252,093	8/1/10
RingCube Technologies, Inc.		1,017,311	1,017,311	4/1/11
Siperian, Inc.		1,135,216	1,135,216	10/1/09
Solidcore Systems, Inc.		1,152,305	1,152,305	10/1/09
Steelwedge Software, Inc.		1,348,259	1,348,259	*
Ultriva, Inc.		543,705	543,705	12/1/09
Universal Ad, Inc.		362,928	362,928	11/1/10
Visible World, Inc.		1,709,332	1,709,332	12/1/10
Xtime, Inc.		314,185	314,185	1/1/11
Zoove Corporation		1,053,169	1,053,169	7/1/11
Subtotal:	15.3%	$28,164,621	$31,154,621

Technology Services
Neutral Tandem, Inc.		$2,895,708	$2,895,708	3/1/10
OpSource, Inc.		4,580,655	4,580,655	12/1/11
SG Micro, Inc.		583,626	583,626	4/1/11
Subtotal:	4.4%	$8,059,989	$8,059,989

Wireless
Cellfire, Inc.		1,879,230	1,879,230	4/1/11
DeFi Mobile		275,169	275,169	2/1/11
Dilithium Networks, Inc.		2,163,559	2,163,559	6/1/11
Emotive Communications, Inc.		544,158	544,158	1/1/11
Hands-On Mobile, Inc.		1,595,882	1,595,882	5/1/10
July Systems, Inc.		523,480	523,480	*
Magnolia Broadband, Inc.		635,961	635,961	7/1/09
Nextivity, Inc.		2,320,693	2,320,693	5/1/11
Ooma, Inc.		84,440	84,440	5/1/09
Ortiva Wireless, Inc.		1,452,691	1,452,691	5/1/11
Quickoffice, Inc.		290,285	290,285	7/1/10
S5 Wireless, Inc.		1,522,633	1,522,633	1/1/12
SandLinks, Inc.		530,791	530,791	6/1/10
ScanR, Inc.		1,247,703	1,794,332	*
Send Me, Inc.		2,122,084	2,122,084	4/1/12
SmartDrive Systems, Inc.		652,716	652,716	6/1/10
Venturi Wireless, Inc.		798,858	798,858	11/1/10
Vivotech, Inc.		559,147	559,147	8/1/09
Wavion, Inc.		848,827	848,827	7/1/10
WiSpry, Inc.		281,526	281,526	4/1/10
Subtotal:	11.0%	$20,329,833	$20,876,462

Total: (Cost of $193,399,051)	96.2%	$176,903,410	$193,399,051

* As of March 31, 2009 loans with a cost basis of $29.0 million and a fair value of $12.5 million have been classified as nonaccrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

Loans as of December 31, 2008 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/08	12/31/08	Maturity Date
Biotechnology
Acumen Pharmaceuticals		$416,309	$416,309	8/1/10
Bioabsorbable Therapeutics, Inc.		988,657	988,657	*
LightSpeed Genomics, Inc.		267,043	267,043	6/1/11
Prometic Bio Therapeutics, Inc.		3,387,800	3,387,800	8/1/09
SanBio, Inc.		1,859,376	1,859,376	10/1/10
Trellis Bioscience, Inc.		560,046	560,046	12/1/10
Subtotal:	3.5%	$7,479,231	$7,479,231

Carrier Networking
Asoka, Inc		$546,096	$546,096	3/1/10
Demi Energy, Inc.		121,702	121,702	4/1/11
Kodiak Networks, Inc.		711,785	711,785	4/1/10
Opvista, Inc.		1,695,864	1,695,864	6/1/10
Overture Networks, Inc.		1,438,022	1,438,022	2/1/10
Wavebender, Inc.		345,666	345,666	9/1/10
Subtotal:	2.3%	$4,859,135	$4,859,135

Computers & Storage
Cloudshield, Inc.		$1,815,027	$1,815,027	4/1/11
D-Wave Systems, Inc.		231,049	231,049	7/1/10
Gear Six, Inc.		586,852	586,852	7/1/10
NComputing, Inc.		906,331	906,331	9/1/10
Panta Systems, Inc.		218,693	808,693	*
Sepaton, Inc.		1,751,438	1,751,438	10/1/09
Teneros, Inc.		985,398	985,398	10/1/09
Vidyo, Inc.		2,099,730	2,099,730	10/1/10
Subtotal:	4.1%	$8,594,518	$9,184,518

Enterprise Networking
Bluesocket, Inc.		$698,014	$698,014	12/1/09
Envivio, Inc.		3,159,231	3,159,231	1/1/11
GridNetworks, Inc.		964,148	964,148	6/1/11
Informative, Inc.		266,132	266,132	7/1/09
NeoPath Networks, Inc.		1,400,483	1,400,483	11/1/09
PacketMotion, Inc.		1,292,288	1,292,288	3/1/11
Vyatta, Inc.		1,214,315	1,214,315	2/1/11
Subtotal:	4.2%	$8,994,611	$8,994,611

Internet
Aggregate Knowledge, Inc.		$1,274,160	$1,274,160	12/1/11
Blekko, Inc.		448,609	448,609	12/1/11
BuzzLogic Inc.		887,555	887,555	8/1/11
Collarity, Inc.		911,221	911,221	5/1/11
Cuil, Inc.		4,717,519	4,717,519	12/1/12
Delve Networks, Inc.		480,435	480,435	7/1/11
Digital Railroad, Inc.		23,121	773,121	*
Donnerwood Media, Inc.		583,387	583,387	5/1/11
EForce Media, Inc.		780,436	1,530,436	*
Flock, Inc.		611,751	611,751	5/1/10
Genius, Inc.		644,609	644,609	8/1/10
Goodmail Systems, Inc.		236,198	236,198	2/1/09
iGroup Network, Inc.		124,789	124,789	8/1/10
Inigral, Inc.		141,574	141,574	8/1/11
Insider Guides, Inc.		1,411,865	1,411,865	4/1/11

Koders, Inc.		247,948	247,948	5/1/11
Like.com		1,774,464	1,774,464	7/1/11
Loomia, Inc.		478,763	478,763	12/1/11
Multiply, Inc.		863,958	863,958	9/1/11
NetBase Solutions, Inc.		785,612	785,612	9/1/11
Philotic, Inc.		163,269	163,269	7/1/11
ProQuo Inc.		698,842	698,842	6/1/10
Quantcast Corporation		2,272,473	2,272,473	12/1/11
Radar Networks, Inc.		707,334	707,334	10/1/10
Return Path Holdings, Inc.		1,742,945	1,742,945	12/1/10
RPM Communications, Inc.		482,272	482,272	12/1/10
Sharpcast, Inc.		1,622,910	1,622,910	8/1/10
SnapJot, Inc.		88,497	88,497	10/1/09
TheFind, Inc.		1,140,560	1,140,560	12/1/11
ThisNext, Inc.		696,777	696,777	5/1/11
Tribe Networks, Inc.		0	465,007	*
UrthTV Inc.		124,174	492,174	*
Ustream.TV, Inc.		167,964	167,964	10/1/10
VetCentric, Inc.		1,583,099	1,583,099	10/1/11
Videojax, Inc.		397,400	397,400	12/1/10
Youku.com, Inc.		4,065,328	4,065,328	12/1/11
Subtotal:	15.8%	$33,381,818	$35,714,825

Medical Devices
Accuri Cytometers, Inc.		$719,964	$719,964	9/1/10
AirXpanders, Inc.		568,885	568,885	9/1/11
Ample Medical, Inc.		182,100	182,100	12/1/10
Aspire Medical, Inc.		1,541,811	1,541,811	12/1/09
Biomerix Corporation		1,440,309	1,440,309	12/1/11
Broncus Technologies, Inc.		4,776,006	4,776,006	8/1/11
CyberHeart, Inc.		1,446,125	1,446,125	8/1/11
Emphasys Medical, Inc.		5,798,638	5,798,638	1/1/11
Evalve, Inc		2,556,663	2,556,663	8/1/09
Evera Medical, Inc.		652,304	652,304	3/1/11
HandyLab, Inc.		1,891,377	1,891,377	12/1/10
iBalance Medical, Inc.		1,130,235	1,130,235	9/1/10
Intellidx, Inc.		1,821,166	1,821,166	4/1/11
Myocor, Inc.		15,991	165,991	*
MyoScience, Inc.		1,052,349	1,052,349	6/1/11
Nellix, Inc.		436,173	436,173	7/1/11
NeoGuide Systems, Inc.		1,668,873	1,668,873	7/1/10
Oculus Innovative Sciences, Inc.		574,060	574,060	4/1/09
Percutaneous Systems, Inc.		336,520	336,520	9/1/09
Softscope Medical Technologies, Inc.		441,834	441,834	6/1/11
Varix Medical Corporation		272,577	272,577	4/1/11
VasoNova, Inc.		296,167	296,167	6/1/11

Subtotal:	14.0%	$29,620,127	$29,770,127

Other Healthcare
Advanced ICU Care, Inc.		$257,271	$257,271	10/1/10
Chakshu Research, Inc.		2,092,845	2,092,845	12/1/09
MedManage Systems, Inc.		320,609	320,609	8/1/10
NanoSphere, Inc.		4,040,565	4,040,565	8/1/10
Pharmacy TV Network, Inc.		0	336,005	*
Skylight Healthcare Systems, Inc.		4,631,729	4,631,729	10/1/11
Subtotal:	5.4%	$11,343,019	$11,679,024

Other Technology
EoPlex Tehcnologies, Inc.		$874,681	$874,681	6/1/11
Integrity Block, Inc.		123,197	123,197	12/1/11
Nanoconduction, Inc.		1,220,124	1,320,124	*
Nanogram Corporation		1,417,513	1,417,513	12/1/10
Nanosolar, Inc.		558,784	558,784	5/1/10
Nanostellar, Inc.		516,437	516,437	7/1/09
Oryxe Energy International, Inc.		868,850	868,850	5/1/10
Sezmi Corporation		2,447,672	2,447,672	5/1/11
Solaria Corporation		4,319,935	4,319,935	3/1/11
Sub-One		3,125,834	3,125,834	12/1/11
Triformix, Inc.		66,758	66,758	3/1/09
Subtotal:	7.3%	$15,539,785	$15,639,785

Security
Apere, Inc.		$164,988	$164,988	5/1/09
CipherOptics Inc		1,251,761	1,251,761	3/1/10
Dragnet Solutions, Inc.		930,103	930,103	6/1/11
Guardian Analytics Inc.		999,191	999,191	8/1/11
Mi5, Inc.		60,279	60,279	7/1/09
Nevis Networks Inc.		177,023	357,023	*
Safend, Inc.		1,077,259	1,077,259	12/1/09
TrustedID, Inc.		1,704,282	1,704,282	6/1/11
Vericept Corporation		1,006,007	1,006,007	6/1/09
Voltage Security, Inc.		1,543,130	1,543,130	6/1/09
Subtotal:	4.2%	$8,914,023	$9,094,023

Semiconductors & Equipment
Alereon, Inc.		$1,230,053	$1,230,053	7/1/10
Azuro, Inc.		1,539,125	1,539,125	2/1/10
Bitwave Semiconductor, Inc.		463,960	463,960	12/1/09
Celestial Semiconductor, Inc.		577,398	1,177,398	*
Cswitch Corporation		1,610,118	1,610,118	6/1/10
Discera, Inc.		408,041	408,041	1/1/11
Gigafin Networks, Inc.		73,414	1,773,414	*

Insilica, Inc.		1,239,094	1,239,094	7/1/10
Intergrated Materials, Inc.		949,757	949,757	3/1/10
Intelleflex Corporation		1,368,950	1,368,950	4/1/11
InvenSense, Inc.		847,866	847,866	1/1/11
KeyEye Communications, Inc.		525,420	3,325,420	*
Luminescent Technologies, Inc.		859,300	859,300	7/1/09
LV Sensors, Inc.		2,525,455	2,525,455	6/1/11
NetXen, Inc.		931,779	931,779	10/1/10
RMI Corporation		5,877,281	5,877,281	7/1/10
Siport, Inc.		1,419,627	1,419,627	7/1/11
Teknovus, Inc.		1,258,762	1,258,762	3/1/10
Tela Innovations, Inc.		339,674	339,674	10/1/10
Zenverge, Inc.		1,814,541	1,814,541	3/1/11
Subtotal:	12.2%	$25,859,615	$30,959,615

Software
5Square Systems Corporation		$653,939	$1,043,939	*
Anchor Intelligence, Inc.		957,600	957,600	12/1/11
Arena Solutions, Inc.		1,999,034	1,999,034	1/1/10
Athena Design Systems, Inc.		195,504	195,504	*
Berkeley Design Automation		1,195,112	1,195,112	4/1/11
BlueRoads Corporation		865,812	2,595,816	*
Bocada, Inc.		698,243	698,240	10/1/09
Canopy Financial, Inc.		1,576,989	1,576,989	7/1/11
Cloudmark, Inc.		1,881,861	1,881,861	3/1/11
Coghead, Inc.		729,763	979,763	*
Demandbase, Inc.		566,045	566,045	11/1/10
Emergent Game Technologies, Inc.		289,170	289,170	7/1/09
Enkata Technologies, Inc.		140,433	140,433	4/1/10
Evincii, Inc.		181,982	181,982	10/1/10
Future Point Systems, Inc.		434,897	434,897	4/1/11
Gizmo5 Technologies, Inc.		1,398,476	1,398,476	*
Integrien, Inc.		2,214,703	2,214,703	7/1/10
IT Structures Ltd		177,483	177,483	9/1/10
JasperSoft, Inc.		2,085,135	2,085,135	5/1/11
Kabira Technologies, Inc.		1,993,845	1,993,845	12/1/10
Kareo, Inc.		164,801	164,801	7/1/10
Market6, Inc.		784,091	784,091	7/1/10
MetaCarta, Inc.		1,067,954	1,067,954	11/1/09
NR2B Research, Inc.		2,210,742	2,210,742	3/1/11
Nusym Technologies, Inc.		83,627	83,627	4/1/09
Orb Networks, Inc.		269,315	269,315	8/1/10
RingCube Technologies, Inc.		1,118,349	1,118,349	4/1/11
Siperian, Inc.		1,535,645	1,535,645	10/1/09
Solidcore Systems, Inc.		1,548,855	1,548,855	10/1/09
Steelwedge Software, Inc.		903,812	903,812	4/1/09

Ultriva, Inc.		688,783	688,783	12/1/09
Universal Ad, Inc.		572,500	572,500	10/1/10
Visible World, Inc.		2,129,073	2,129,073	12/1/10
Xtime, Inc.		356,586	356,586	1/1/11
Zoove Corporation		1,300,617	1,300,617	7/1/11
Subtotal:	16.5%	$34,970,776	$37,340,777

Technology Services
Neutral Tandem, Inc.		$3,715,046	$3,715,046	3/1/10
OpSource, Inc.		5,495,488	5,495,488	12/1/11
SG Micro, Inc.		645,515	645,515	4/1/11
Subtotal:	4.7%	$9,856,049	$9,856,049

Wireless
Altierre Corporation		$279,422	$279,422	4/1/09
Cellfire, Inc.		2,140,000	2,140,000	4/1/11
DeFi Mobile		308,247	308,247	2/1/11
Dilithium Networks, Inc.		2,357,376	2,357,376	6/1/11
Emotive Communications, Inc.		604,789	604,789	1/1/11
Hands-On Mobile, Inc.		1,893,788	1,893,788	5/1/10
July Systems, Inc.		484,935	484,935	5/1/10
LimeLife, Inc.		1,074,881	1,074,881	10/1/09
Magnolia Broadband, Inc.		1,095,341	1,095,341	7/1/09
Nextivity, Inc.		2,592,713	2,592,713	5/1/11
Ooma, Inc.		190,681	190,681	5/1/09
Ortiva Wireless, Inc.		1,587,322	1,587,322	5/1/11
Quickoffice, Inc.		845,931	845,931	7/1/10
S5 Wireless, Inc.		1,872,264	1,872,264	5/1/10
SandLinks, Inc.		626,890	626,890	6/1/10
ScanR, Inc.		1,893,601	1,893,601	7/1/11
Send Me, Inc.		2,276,135	2,276,135	12/1/11
SmartDrive Systems, Inc.		904,650	904,650	6/1/10
Venturi Wireless, Inc.		929,810	929,810	11/1/10
Vivotech, Inc.		880,460	880,460	8/1/09
Wavion, Inc.		1,059,566	1,059,566	7/1/10
WiSpry, Inc.		490,381	490,381	4/1/10
Subtotal:	12.5%	$26,389,183	$26,389,183

Total:	106.6%	$225,801,890	$236,960,903

* As of December 31, 2008, loans with a cost basis of $19.7 million and a fair value of $8.6 million have been classified as non-accrual.  These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At March 31, 2009, the Fund had unexpired unfunded commitments to borrowers of $6.5 million.

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

The following table presents the balances of assets and liabilities as of March 31, 2009 and December 31, 2008 measured at fair value on a recurring basis:

As of March 31, 2009	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ -	$ 176,903,410	$ 176,903,410
Cash equivalents	39,788,503	-	-	39,788,503

Total assets	$ 39,788,503	$ -	$ 176,903,410	$ 216,691,913

LIABILITIES:
Interest rate swap agreement	$ -	$ 491,289	$ -	$ 491,289

Total liabilities	$ -	$ 491,289	$ -	$ 491,289

As of December 31, 2008	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ -	$ 225,801,890	$ 225,801,890
Cash equivalents	53,634,366	-	-	53,634,366

Total assets	$ 53,634,366	$ -	$ 225,801,890	$ 279,436,256

LIABILITIES:
Interest rate swap agreement	$ -	$ 903,517	$ -	$ 903,517

Total liabilities	$ -	$ 903,517	$ -	$ 903,517

The fair value of the interest rate swap agreement as of March 31, 2009 and December 31, 2008 was $(491,289) and $(903,517), respectively and is included in other accrued liabilities.

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
Loans to Borrowers
Beginning balance	$ 225,801,890	$ 369,857,127
Additional acquisitions	1,558,639	26,359,372
Principal reductions	(44,897,642)	(63,289,835)
Net change in the unrealized loss from investment activities	(5,336,628)	(2,454,195)
Net realized loss from investment transactions	(222,849)	14
Ending Balance	$ 176,903,410	$ 330,472,483

4.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding.  Diluted earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings per share are the same.

5.

CAPITAL STOCK

As of March 31, 2009 and December 31, 2008, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Company as of March 31, 2009 and December 31, 2008 was $245.0 million.

The chart below shows the distributions of the Fund for the three months ended March 31, 2009 and 2008.

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
Cash distributions	$ 24,000,000	$ 9,000,000
Distributions of securities	2,839,059	1,955,674

Total distributions to shareholder	$ 26,839,059	$ 10,955,674

During the quarter, the Fund made distributions as noted in the table above.  Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.

6.

DEBT FACILITY

During the quarter, the Fund reduced the size of its debt facility to finance the acquisition of asset-based loans from $69.0 million to $33.0 million.  As of March 31, 2009, the Fund had $33.0 million of outstanding loans under this facility.  The interest rate on this facility is Prime plus 4.00 percent, which on March 31, 2009, was 7.25 percent per year.  Effective January 2009, no further draws can be made on this facility.

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

On November 5, 2008, Moody’s lowered Ambac’s financial strength rating to “Baa1” from “Aa3.”  This rating downgrade constitutes a specified event of default under the loan agreement.  The Program Agent has increased the interest rate on the loans to Prime plus 400 basis points, but other than the increase in interest rate has not taken any action in response to the downgrade. If it takes other action, there is no guarantee that the Fund will be able to renegotiate the facility with the Program Agent on acceptable terms, or be able to secure acceptable alternative financing arrangements.  The Program Agent could, as a result of the rating downgrade, require the Fund to repay its loan more quickly than if the rating downgrade to Ambac had not taken place.  As a result of this amendment, management changed its estimated life of the facility to June 2009, and started reamortizing the costs associated with the facility over the revised useful life, commencing October 2008. Over the next three months, expected cash flows from the repayment of loans is expected to be more than sufficient to repay the facility in full.

Now that the program termination date has been reached, the loan amortizes until fully repaid. It is anticipated that the Fund will pay the facility off completely by June 2009. The first draw against this direct financial obligation of the Fund took place in October 2004.  Both the bank fees and legal costs associated with this facility have been capitalized and are being amortized over the expected life of the facility.

7.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2009 and 2008.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008

Total return *	(2.02%)	7.70%

Per share amounts:
Net asset value, beginning of period	$ 2,118.90	$2,288.56
Net investment income	45.70	82.58
Net realized and change in unrealized loss from
investments and hedging activities	(56.38)	(39.86)
Net increase(decrease) in net assets resulting from operations	(10.68)	42.72
Capital contributions	-	-
Income distributions to shareholder	(38.56)	(109.56)
Return of capital to shareholder	(229.83)	-

Net asset value, end of period	$ 1,839.83	$2,221.72

Net assets, end of period	$ 183,983,456	$222,171,843

Ratios to average net assets:

Expenses*	5.23%	8.69%
Net investment income*	8.64%	14.83%
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

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth oriented companies.  The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund’s capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On May 28, 2004, the Fund completed its first closing of capital, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2004.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing the Fund’s shareholder to substantially reduce or eliminate its corporate-level tax liability.

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

Performing loans are held at estimated fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of footnote 2 of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008 (Summary of Significant Accounting Policies).  Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.  The actual value of the loans may differ from management's estimates which would affect net income as well as assets.

 Results of Operations –For the three months ended March 31, 2009 and 2008

Total investment income for the three months ended March 31, 2009 and 2008 was $7.3 million and $13.1 million, respectively, of which $7.1 million and $12.8 million, respectively, consisted of interest on venture loans outstanding during the period.  The remaining income consisted of interest and dividends on the temporary investment of cash, the forfeiture of deposits from prospective borrowers, late fees from borrowers, other income from commitment fees, warrants received for loans that will never be funded, and incentive fees received on a certain loan.   The decrease in investment income is caused mainly by the decline in performing loans from $368.2 million as of December 31, 2007, to $326.0 million as of March 31, 2008, to $217.2 million as of December 31, 2008 and to $164.4 million as of March 31, 2009.  This was partially offset by increasing interest rates, as average interest rates increased from 14.62% for the three months ended March 31, 2008 to 14.82% for the three months ended March 31, 2009.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Management fees for the three months ended March 31, 2009 and 2008 were $1.4 million and $2.3 million, respectively. Management fees are based on assets under management, and decreased due to the decrease in assets under management relative to the previous year.

Total interest expense was $1.2 million and $2.0 million for the three months ended March 31, 2009 and 2008, respectively. Interest expense decreased for the period because average borrowings outstanding under the debt facility decreased from $68.0 million for the three months ended March 31, 2008 to $33.0 million for the three months ended March 31, 2009.  The decrease was partially offset by increased pricing on the facility.  Interest expense decreased for the period because average borrowings outstanding under the debt facility decreased from $147.5 million for the three months ended March 31, 2008 to $51.8 million for the three months ended March 31, 2009.  The decrease was partially offset by increasing weighted average interest rates from 5.34% to 9.35% for the same period. The majority of the increase in interest rate relates to the increased pricing resulting from the renewal of the debt facility.

Total banking and professional fees were $0.2 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively. The decrease for the period was primarily related to a decrease in credit insurance fees and was offset to a lesser extent by an increase in professional fees.  The decrease in the credit insurance fees was the results of the decreasing facility size which was resulted from principal reductions under the banking facility.

The total other operating expenses for the three months ended March 31, 2009 and March 31, 2008 were less than $0.1 million respectively.

Net investment income for the three months ended March 31, 2009 and 2008 was $4.6 million and $8.3 million, respectively.

Total net realized gain (loss) from investment transactions was $(0.2) million and less than $0.1 million for the three months ended March 31, 2009 and 2008, respectively. The realized losses consist of write offs and recoveries of previously written off uncollectible loans.

The net realized and unrealized gain (loss) from hedging activities for the three months ended March 31, 2009 and 2008 were less than $0.1 million and $(1.5) million, respectively.  The realized and unrealized gain (loss) consist of the unrealized gains and losses from hedging activities and the net interest received or paid on the interest rate swap transaction beginning with the quarter ended September 30, 2008.

Total net change in unrealized loss from investment activities for the three months ended March 31, 2009 and 2008 were $(5.3) million and $(2.5) million, respectively. The unrealized losses consist of fair market value adjustment taken against loans.

Net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2009 and 2008 was $(1.1) million and $4.3 million, respectively.  On a per share basis, net increase (decrease) in net assets resulting from operations was $(10.68) and $42.72 for the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources – March 31, 2009 and December 31, 2008

Total capital contributed to the Fund was $245.0 million, prior to the distribution of capital, as of March 31, 2009 and December 31, 2008, respectively.  Committed capital to the Company at March 31, 2009 and December 31, 2008 was $250.0 million, all of which had been called.

The Fund had in place a $33.0 million and $69.0 million securitization debt facility as of March 31, 2009 and December 31, 2008, respectively.  Borrowings by the Fund are collateralized by receivables from loans advanced by the Fund in its ordinary course of business.  The interest rate on this facility is Prime plus 4.00 percent, which on March 31, 2009, was 7.25 percent per year.  The revolving period of the facility has terminated in January 2009. Now that the program termination date has been reached, the loan amortizes until fully repaid. It is anticipated that the facility will pay off completely by June 2009. The first draw against this direct financial obligation of the Fund took place in October 2004.  Both the bank fees and legal costs associated with this facility have been capitalized and are being amortized over the expected life of the facility.

The Fund typically will enter into hedge transactions to limit its interest rate risk, and thus the net interest expense will be based in a large part on the fixed rate negotiated on these transactions.  At March 31, 2009 and December 31, 2008 the Fund had interest rate swap transactions outstanding with a total notional principal amount of $31.8 million and $62.0 million, respectively. The Fund pays a fixed rate of 4.865% on an amortizing notional schedule and receives from the counterparty a floating LIBOR rate. Payments are made monthly and terminate in December 2009. The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value.  The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of March 31, 2009 and December 31, 2008, 18% and 19%, respectively, of the Fund's assets consisted of cash and cash equivalents. The Fund elected to retain a larger amount of cash during the quarter to ensure that it had sufficient capital to fund its commitments in light of the uncertainties in the credit market. The Fund continued to invest its assets in venture loans during the three months ended March 31, 2009.  Amounts disbursed under the Fund's loan commitments totaled approximately $1.6 million during the period from December 31, 2008 through March 31, 2009.  Net loan amounts outstanding after amortization and reserves decreased by approximately $48.9 million for the same period.  Unexpired, unfunded commitments totaled approximately $6.5 million as of March 31, 2009.

As of	Cumulative Amount Disbursed	Principal Reductions and Reserves	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
March 31, 2009	$931.9 million	$755.0 million	$176.9 million	$6.5 million
December 31, 2008	$930.3 million	$704.6 million	$225.8 million	$11.8 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by $0.1 million.  This translates to approximately 1.1% of income for the three months ended March 31, 2009.  Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 1A.

Risk Factors

See item 1A – ‘Risk Factors’ in the Fund’s 2008 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003.  No other shares of the Fund have been sold; however the Fund received an additional $245.0 million of paid in capital during the period from May 28, 2004 through March 31, 2009 which is expected to be used to acquire venture loans and fund operations.

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

3(ii)	Amended and Restated Bylaws of the Fund, incorporated by reference to the Fund’s Form 10-Q filed with the Securities and Exchange Commission on November 13, 2008.
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

VENTURE LENDING & LEASING IV, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

May 13, 2009

Date:

May 13, 2009

EXHIBIT INDEX

Exhibit Number	Description
3(i)

Articles of Amendment and Restatement as filed with the Maryland Secretary of State on October 14, 2004, incorporated by reference to the Fund’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2005.

3(ii)	Amended and Restated Bylaws of the Fund, incorporated by reference to the Fund’s Form 10-Q filed with the Securities and Exchange Commission on November 13, 2008.
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

Date: May 13, 2009

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

Date: May 13, 2009

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

May 13, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
May 13, 2009