Form 10-Q
period 2009-06-30
VENTURE LENDING & LEASING IV INC
filed 2009-08-13
CIK 1271808

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ¨   No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and ‘smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Outstanding as of August 13, 2009

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of June 30, 2009 and December 31, 2008

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2009 and 2008

Condensed Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2009 and 2008

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2009 and 2008

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

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING IV, INC.

 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30, 2009	December 31, 2008
ASSETS
Loans, at estimated fair value
(Cost of $153,373,629 and $236,960,903)	$ 135,473,775	$ 225,801,890
Cash and cash equivalents	9,568,265	53,634,366
Other investment (Cost of $775,000)	40,000	-
Other assets	1,901,111	3,919,063

Total assets	146,983,151	283,355,319

LIABILITIES
Borrowings under debt facility	-	68,015,512
Accrued management fees	918,645	1,760,033
Accounts payable and other accrued liabilities	228,610	1,689,416

Total liabilities	1,147,255	71,464,961

NET ASSETS	$ 145,835,896	$ 211,890,358

Analysis of Net Assets:

Capital paid in on shares of capital stock	$ 245,025,000	$ 245,025,000
Return of capital distributions	(78,508,541)	(19,026,404)
Accumulated deficit	(20,680,563)	(14,108,238)
Net assets (equivalent to $1,458.36 and $2,118.90 per share based on
100,000 shares of capital stock outstanding - see Note 5)	$ 145,835,896	$ 211,890,358

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

INVESTMENT INCOME:
Interest on loans	$ 5,662,326	$ 11,170,340	$ 12,806,919	$ 24,018,047
Other interest and other income	1,339	136,554	194,918	387,009
Total investment income	5,663,665	11,306,894	13,001,837	24,405,056

EXPENSES:
Management fees	918,645	2,087,906	2,289,250	4,364,981
Interest expense	534,948	1,920,197	1,744,528	3,888,691
Banking and professional fees	154,201	663,445	313,134	1,205,033
Other operating expenses	26,409	40,882	55,494	94,039
Total expenses	1,634,203	4,712,430	4,402,406	9,552,744
Net investment income	4,029,462	6,594,464	8,599,431	14,852,312

Net realized loss from investments	(2,217,866)	(260,284)	(2,440,715)	(260,270)
Net change in unrealized loss from
investments	(2,139,214)	(4,205,716)	(7,475,842)	(6,659,911)
Net realized and unrealized gain (loss)
from hedging activities	(66,794)	1,266,651	(145,129)	(265,005)

Net realized and unrealized loss
from investment and hedging activities	(4,423,874)	(3,199,349)	(10,061,686)	(7,185,186)
Net increase (decrease) in net assets
resulting from operations	$ (394,412)	$ 3,395,115	$ (1,462,255)	$ 7,667,126
Net increase (decrease) in net assets
resulting from operations per share	$ (3.94)	$ 33.95	$ (14.62)	$ 76.67
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net increase (decrease) in net assets resulting
from operations:
Net investment income	$ 4,029,462	$ 6,594,464	$ 8,599,431	$ 14,852,312
Net realized loss from investments	(2,217,866)	(260,284)	(2,440,715)	(260,270)
Net change in unrealized loss from
investments	(2,139,214)	(4,205,716)	(7,475,842)	(6,659,911)
Net realized and unrealized gain (loss)
from hedging activities	(66,794)	1,266,651	(145,129)	(265,005)

Net increase (decrease) in net assets
resulting from operations	(394,412)	3,395,115	(1,462,255)	7,667,126

Distributions of income to shareholder	(1,253,513)	(11,538,370)	(5,110,070)	(22,494,044)
Return of capital to shareholder	(36,499,635)	(2,000,000)	(59,482,137)	(2,000,000)
Capital share transactions	-	2,500,000	-	2,500,000
Total decrease	(38,147,560)	(7,643,255)	(66,054,462)	(14,326,918)

Net assets
Beginning of period	183,983,456	222,171,843	211,890,358	228,855,506

End of period	$ 145,835,896	$ 214,528,588	$ 145,835,896	$ 214,528,588

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$ (1,462,255)	$ 7,667,126
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities

Net realized loss from investments	2,440,715	260,270
Net change in unrealized loss from investments	7,475,842	6,659,911
Net unrealized loss (gain) from hedging activities	(903,517)	265,005
Receipt of stock in lieu of fees	(138,594)
Amortization of deferred costs related to borrowing facility	580,951	141,147
Net decrease in other assets	1,438,019	356,539
Net decrease in accounts payable, other
accrued liabilities, and accrued management fees	(1,398,675)	(623,495)
Origination of loans	(4,113,299)	(73,726,386)
Principal payments on loans	79,866,431	115,299,838
Acquisition of equity securities	(60,188)	(3,931,167)
Net increase in other investment	(775,000)	-
Net cash provided by operating activities	82,950,430	52,368,788
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(59,000,000)	(19,300,000)
Contributions from shareholder	-	2,500,000
Borrowings under debt facility	-	5,000,000
Repayments of debt facility	(68,015,512)	(46,000,000)
Payment of bank facility fees and costs	(1,019)	(5,854)
Net cash used in financing activities	(127,016,531)	(57,805,854)
Net decrease in cash and cash equivalents	(44,066,101)	(5,437,066)
CASH AND CASH EQUIVALENTS:
Beginning of period	53,634,366	14,671,135
End of period	$ 9,568,265	$ 9,234,069
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$ 2,054,376	$ 4,140,644
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$ 5,592,207	$ 5,194,044
Receipt of equity securities as repayment of loan	$ 5,393,426	$ 1,262,877

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods.  Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and six months ended June 30, 2009 are not necessarily indicative of what the results would be for a full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Valuation Methods

At June 30, 2009 and December 31, 2008, the financial statements include nonmarketable investments ($135,513,775 and $225,801,890 or approximately 92% and 80% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Venture loans are generally held to maturity as there is no secondary market for the loans and are recorded at estimated fair value.  The determination of fair value is based on the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a credit analysis of the borrower, which generally includes consideration of several factors, including but not limited to the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment.  The amount of any valuation adjustment is determined based upon an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery.

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

As of June 30, 2009 and December 31, 2008, loans with a cost basis of $29.2 million and $19.7 million and a fair value of $11.3 million and $8.6 million, respectively, have been classified as nonaccrual.

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

The Fund had previously entered into an interest rate swap agreement to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities have been separately reported from unrealized gains and losses from investments and are included in realized and unrealized gain (loss) from hedging activities in the condensed statement of operations.  Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008 (amounts were previously included in interest expense and were not considered material). The fair value of the interest rate swap is recorded in other liabilities.  The valuation of the swap agreement is based on future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date.

On June 9, 2009, the Fund paid approximately $0.3 million in order to terminate its swap agreement in connection with the termination of the debt facility (see Note 6). This amount has been recorded in realized and unrealized gain (loss) from hedging activities in the condensed statement of operations.

Deferred Bank Fees

Deferred bank fees have been amortized over the estimated useful life of the facility. As of June 30, 2009, the deferred bank fees and costs associated with the debt facility have been fully amortized because of the termination of the debt facility (see Note 6).

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). SFAS No. 161 requires entities with derivative instruments to provide enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements.  The required information is intended to provide financial statement users an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This statement was effective for the Fund in the first quarter of fiscal 2009.  The adoption of this statement did not have a material effect on the Fund’s financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Fund’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (APB)

28-1, “Interim Disclosures about Fair Value of Financial Instruments.” (“FAS107-1”). The FSP requires the fair value disclosure of financial instruments mandated by SFAS No. 107, “Disclosures about Fair Value of Financial

Instruments” to be reported for interim periods. The FSP, which applies only to disclosures, is effective for the quarter ending June 30, 2009 with earlier application permitted. The adoption of this statement did not have a material effect on the Fund’s financial statements.

In June 2009, the FASB issued guidance with the objective to replace original hierarchy of accounting principles and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB. This is to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Standards (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Fund is currently evaluating the impact, if any, that the adoption of the guidance will have on the Fund’s financial statements.

Tax Status

The Fund plans on qualifying as a Regulated Investment Company (“RIC”) and elected RIC treatment when it filed its tax return in 2005.  As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of June 30, 2009, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2004 and forward.

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of June 30, 2009, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

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

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the three month periods ended June 30, 2009 and 2008, the weighted average interest rate on performing loans was 15.75% and 14.07%, respectively.   For the six month periods ended June 30, 2009 and 2008, the weighted average interest rate on performing loans was 15.17% and 14.30%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of June 30, 2009 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 6/30/09	6/30/09	Maturity Date

Biotechnology
Acumen Pharmaceuticals, Inc.		$215,867	$215,867	6/1/10
Bioabsorbable Therapeutics, Inc.		488,657	988,657	*
Prometic Bio Therapeutics Inc.		897,275	897,275	8/1/09
SanBio, Inc.		997,003	997,003	6/1/10
Trellis Bioscience, Inc.		373,457	373,457	12/1/10
Subtotal:	2.0%	$2,972,259	$3,472,259

Carrier Networking
Asoka, Inc.		$379,493	$379,493	1/1/11
Demi Energy, Inc.		96,161	96,161	*
Kodiak Networks, Inc.		467,007	467,007	4/1/10
Opvista, Inc.		807,350	1,607,350	*
Overture Networks, Inc.		735,555	735,555	2/1/10
Wavebender, Inc.		105,643	105,643	1/1/11
Subtotal:	1.8%	$2,591,209	$3,391,209

Computers & Storage
Cloudshield, Inc.		$1,278,264	$1,278,264	4/1/11
D-Wave Systems, Inc.		133,850	133,850	7/1/10
Gear Six, Inc.		398,331	398,331	7/1/10
NComputing, Inc.		683,576	683,576	9/1/10
Panta Systems, Inc.		78,693	808,693	*
Sepaton, Inc.		724,508	724,508	10/1/09
Teneros, Inc.		486,947	486,947	10/1/09
Vidyo, Inc.		1,248,599	1,248,599	10/1/10
Subtotal:	3.5%	$5,032,768	$5,762,768

Enterprise Networking
Bluesocket, Inc.		$353,351	$353,351	12/1/09
Envivio, Inc.		2,197,968	2,197,968	1/1/11
Informative, Inc.		29,999	29,999	7/1/09
NeoPath Networks, Inc.		615,311	615,311	11/1/09
PacketMotion, Inc.		1,054,323	1,054,323	3/1/11
Vyatta, Inc.		1,170,232	1,170,232	2/1/11
Subtotal:	3.7%	$5,421,184	$5,421,184

Internet
Aggregate Knowledge, Inc.		$1,015,216	$1,015,216	12/1/11

Blekko, Inc.		382,313	382,313	12/1/11
BuzzLogic Inc.		694,164	694,164	8/1/11
Collarity, Inc.		715,820	715,820	12/1/10
Cuil, Inc.		4,158,709	4,158,709	12/1/12
Delve Networks, Inc.		403,342	403,342	7/1/11
Digital Railroad, Inc.		6,965	756,965	*
Donnerwood Media, Inc.		584,881	584,881	5/1/11
EForce Media, Inc.		762,432	1,512,432	*
Flock, Inc.		423,404	423,404	5/1/10
Genius, Inc.		168,941	168,941	8/1/10
iGroup Network, Inc.		90,581	90,581	8/1/10
Inigral, Inc.		119,579	119,579	8/1/11
Insider Guides, Inc.		1,115,981	1,115,981	4/1/11
Koders, Inc.		204,704	204,704	5/1/11
Like.com		65,648	65,648	11/1/09
Loomia, Inc.		430,699	430,699	12/1/11
Multiply, Inc.		722,173	722,173	9/1/11
Philotic, Inc.		125,280	125,280	7/1/11
ProQuo, Inc.		40,021	80,021	*
Quantcast Corporation		4,525,528	4,525,528	6/1/12
Radar Networks, Inc.		488,976	488,976	10/1/10
RPM Communications, Inc.		62,632	222,632	*
Sharpcast, Inc.		1,636,012	1,636,012	5/1/11
SnapJot, Inc.		102,040	102,040	10/1/09
TheFind, Inc.		957,531	957,531	12/1/11
ThisNext, Inc.		541,908	541,908	5/1/11
Tribe Networks, Inc.		-	465,007	*
Ustream.TV, Inc.		127,995	127,995	10/1/10
VetCentric, Inc.		1,508,590	1,508,590	10/1/11
Videojax, Inc.		323,719	323,719	11/1/11
Wholelife Connect, Inc.		79,174	497,174	*
Youku.com, Inc.		3,580,783	3,580,783	1/1/12
Subtotal:	17.9%	$26,165,741	$28,748,748

Medical Devices
Accuri Cytometers, Inc.		$530,834	$530,834	9/1/10
AirXpanders, Inc.		519,364	519,364	9/1/11
Ample Medical, Inc.		144,398	144,398	12/1/10
Biomerix Corporation		1,194,205	1,194,205	12/1/11
Broncus Technologies, Inc.		4,051,242	4,051,242	8/1/11
CyberHeart, Inc.		1,240,526	1,240,526	8/1/11
Emphasys Medical, Inc.		12,730	1,637,730	*
Evalve, Inc.		531,809	531,809	8/1/09
Evera Medical, Inc.		554,032	554,032	9/1/11
HandyLab, Inc.		1,436,582	1,436,582	12/1/10

iBalance Medical, Inc.		972,852	972,852	9/1/10
Intellidx, Inc.		1,504,214	1,504,214	4/1/11
Myocor, Inc.		15,991	165,991	*
MyoScience, Inc.		793,136	793,136	6/1/11
Nellix, Inc.		340,777	340,777	7/1/11
Percutaneous Systems, Inc.		128,858	128,858	9/1/09
Softscope Medical Technologies, Inc.		355,638	355,638	6/1/11
Varix Medical Corporation		207,717	207,717	4/1/11
VasoNova, Inc.		245,882	245,882	6/1/11
Subtotal:	10.1%	$14,780,787	$16,555,787

Other Healthcare
Advanced ICU Care, Inc.		$186,075	$186,075	10/1/10
Chakshu Research, Inc.		449,454	949,454	*
NanoSphere, Inc.		3,022,412	3,022,412	8/1/10
Pharmacy TV Network, Inc.		-	336,005	*
Skylight Healthcare Systems, Inc.		3,525,382	3,525,382	10/1/11
Subtotal:	4.9%	$7,183,323	$8,019,328

Other Technology
EoPlex Tehcnologies, Inc.		$712,985	$712,985	6/1/11
Integrity Block, Inc.		105,567	105,567	12/1/11
Nanoconduction, Inc.		831,360	931,360	*
Nanogram Corporation		800,585	800,585	12/1/10
Nanosolar, Inc.		299,511	299,511	5/1/10
Nanostellar, Inc.		76,299	76,299	7/1/09
Oryxe Energy International, Inc.		636,385	636,385	12/1/10
Sezmi Corporation		2,528,688	2,528,688	2/1/12
Solaria Corporation		3,489,642	3,489,642	3/1/11
Sub-One Technology, Inc.		2,319,648	2,319,648	12/1/11
Subtotal:	8.1%	$11,800,670	$11,900,670

Security
CipherOptics, Inc.		$646,302	$646,302	3/1/10
Dragnet Solutions, Inc.		742,608	742,608	6/1/11
Guardian Analytics, Inc.		815,920	815,920	8/1/11
Nevis Networks, Inc.		153,762	333,762	*
Safend, Inc.		555,942	555,942	12/1/09
TrustedID, Inc.		1,128,299	1,128,299	6/1/11
Vericept Corporation		840,046	840,046	*
Subtotal:	3.3%	$4,882,879	$5,062,879

Semiconductors & Equipment

Alereon, Inc.		$1,071,891	$1,071,891	7/1/10
Azuro, Inc.		950,358	950,358	2/1/10
Bitwave Semiconductor, Inc.		242,673	242,673	12/1/09
Celestial Semiconductor, Inc.		277,398	1,177,398	*
Cswitch Corporation		350,426	480,426	*
Discera, Inc.		308,398	308,398	1/1/11
Gigafin Networks, Inc.		73,414	1,773,414	*
Insilica, Inc.		756,307	756,307	7/1/10
Intergrated Materials, Inc.		522,640	522,640	3/1/10
Intelleflex Corporation		561,186	1,131,186	*
InvenSense, Inc.		457,622	457,622	1/1/11
KeyEye Communications, Inc.		749,747	3,326,650	*
Luminescent Technologies, Inc.		226,628	226,628	7/1/09
RMI Corporation		3,515,131	3,515,131	7/1/10
Siport, Inc.		1,192,650	1,192,650	7/1/11
Teknovus, Inc.		422,461	422,461	3/1/10
Tela Innovations, Inc.		248,591	248,591	10/1/10
Zenverge, Inc.		1,711,079	1,711,079	7/1/11
Subtotal:	9.4%	$13,638,600	$19,515,503

Software
5Square Systems Corporation		$-	$1,043,939	*
Anchor Intelligence, Inc.		822,005	822,005	12/1/11
Arena Solutions, Inc.		1,012,937	1,012,937	1/1/10
Athena Design Systems, Inc.		184,614	184,614	*
Berkeley Design Automation, Inc.		821,071	821,071	4/1/11
BlueRoads Corporation		176,649	2,446,649	*
Bocada, Inc.		289,359	289,359	10/1/09
Canopy Financial, Inc.		1,291,758	1,291,758	7/1/11
Cloudmark, Inc.		1,220,617	1,220,617	3/1/11
Demandbase, Inc.		434,353	434,353	11/1/10
Emergent Game Technologies, Inc.		81,562	81,562	7/1/09
Enkata Technologies, Inc.		90,712	90,712	4/1/10
Evincii, Inc.		128,015	128,015	10/1/10
Future Point Systems, Inc.		180,696	180,696	4/1/12
Gazillion, Inc.		1,777,244	1,777,244	3/1/11
Gizmo5 Technologies, Inc.		933,476	1,398,476	*
Integrien, Inc.		1,468,883	1,468,883	7/1/10
IT Structures, Ltd.		131,246	131,246	9/1/10
JasperSoft, Inc.		1,430,597	1,430,597	5/1/11
Kabira Technologies, Inc.		1,548,786	1,548,786	12/1/10
Kareo, Inc.		123,976	123,976	12/1/10
Market6, Inc.		550,738	550,738	7/1/10
MetaCarta, Inc.		401,613	401,613	11/1/09
Orb Networks, Inc.		231,924	231,924	8/1/10

RingCube Technologies, Inc.		873,274	873,274	10/1/11
Steelwedge Software, Inc.		1,288,259	1,288,259	*
Ultriva, Inc.		393,869	393,869	12/1/09
Universal Ad, Inc.		406,405	406,405	11/1/10
Xtime, Inc.		270,038	270,038	1/1/11
Zoove Corporation		797,556	797,556	7/1/11
Subtotal:	13.3%	$19,362,232	$23,141,171

Technology Services
Neutral Tandem, Inc.		$2,043,802	$2,043,802	3/1/10
OpSource, Inc.		3,621,533	3,621,533	12/1/11
SG Micro, Inc.		518,973	518,973	4/1/11
Subtotal:	4.2%	$6,184,308	$6,184,308

Wireless
Cellfire, Inc.		$1,609,368	$1,609,368	4/1/11
DeFi Mobile, Ltd.		240,953	240,953	2/1/11
Dilithium Networks, Inc.		1,961,448	1,961,448	6/1/11
Emotive Communications, Inc.		481,236	481,236	1/1/11
Hands-On Mobile, Inc.		1,287,563	1,287,563	5/1/10
July Systems, Inc.		523,480	523,480	*
Magnolia Broadband, Inc.		161,558	161,558	7/1/09
Nextivity, Inc.		1,487,904	2,227,904	*
Ortiva Wireless, Inc.		1,313,058	1,313,058	5/1/11
Quickoffice, Inc.		243,641	243,641	7/1/10
S5 Wireless, Inc.		1,445,394	1,445,394	1/1/12
SandLinks, Inc.		431,485	431,485	6/1/10
Send Me, Inc.		1,931,828	1,931,828	4/1/12
SmartDrive Systems, Inc.		476,614	476,614	6/1/10
Venturi Wireless, Inc.		663,103	663,103	11/1/10
Vivotech, Inc.		227,279	227,279	8/1/09
Wavion Inc.		779,494	779,494	7/1/10
WiSpry, Inc.		192,409	192,409	4/1/10
Subtotal:	10.6%	$15,457,815	$16,197,815

Total: (Cost of $153,373,629)	92.9%	$135,473,775	$153,373,629

* As of June 30, 2009 loans with a cost basis of $29.2 million and a fair value of $11.3 million have been classified as nonaccrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

Loans as of December 31, 2008 are in non-affiliates and consist of the following:

Percentage of	Estimated Fair	Par Value	Final

Borrower	Net Assets	Value 12/31/08	12/31/08	Maturity Date
Biotechnology
Acumen Pharmaceuticals, Inc.		$416,309	$416,309	8/1/10
Bioabsorbable Therapeutics, Inc.		988,657	988,657	*
LightSpeed Genomics, Inc.		267,043	267,043	6/1/11
Prometic Bio Therapeutics, Inc.		3,387,800	3,387,800	8/1/09
SanBio, Inc.		1,859,376	1,859,376	10/1/10
Trellis Bioscience, Inc.		560,046	560,046	12/1/10
Subtotal:	3.5%	$7,479,231	$7,479,231

Carrier Networking
Asoka, Inc.		$546,096	$546,096	3/1/10
Demi Energy, Inc.		121,702	121,702	4/1/11
Kodiak Networks, Inc.		711,785	711,785	4/1/10
Opvista, Inc.		1,695,864	1,695,864	6/1/10
Overture Networks, Inc.		1,438,022	1,438,022	2/1/10
Wavebender, Inc.		345,666	345,666	9/1/10
Subtotal:	2.3%	$4,859,135	$4,859,135

Computers & Storage
Cloudshield, Inc.		$1,815,027	$1,815,027	4/1/11
D-Wave Systems, Inc.		231,049	231,049	7/1/10
Gear Six, Inc.		586,852	586,852	7/1/10
NComputing, Inc.		906,331	906,331	9/1/10
Panta Systems, Inc.		218,693	808,693	*
Sepaton, Inc.		1,751,438	1,751,438	10/1/09
Teneros, Inc.		985,398	985,398	10/1/09
Vidyo, Inc.		2,099,730	2,099,730	10/1/10
Subtotal:	4.1%	$8,594,518	$9,184,518

Enterprise Networking
Bluesocket, Inc.		$698,014	$698,014	12/1/09
Envivio, Inc.		3,159,231	3,159,231	1/1/11
GridNetworks, Inc.		964,148	964,148	6/1/11
Informative, Inc.		266,132	266,132	7/1/09
NeoPath Networks, Inc.		1,400,483	1,400,483	11/1/09
PacketMotion, Inc.		1,292,288	1,292,288	3/1/11
Vyatta, Inc.		1,214,315	1,214,315	2/1/11
Subtotal:	4.2%	$8,994,611	$8,994,611

Internet
Aggregate Knowledge, Inc.		$1,274,160	$1,274,160	12/1/11
Blekko, Inc.		448,609	448,609	12/1/11
BuzzLogic Inc.		887,555	887,555	8/1/11

Collarity, Inc.		911,221	911,221	5/1/11
Cuil, Inc.		4,717,519	4,717,519	12/1/12
Delve Networks, Inc.		480,435	480,435	7/1/11
Digital Railroad, Inc.		23,121	773,121	*
Donnerwood Media, Inc.		583,387	583,387	5/1/11
EForce Media, Inc.		780,436	1,530,436	*
Flock, Inc.		611,751	611,751	5/1/10
Genius, Inc.		644,609	644,609	8/1/10
Goodmail Systems, Inc.		236,198	236,198	2/1/09
iGroup Network, Inc.		124,789	124,789	8/1/10
Inigral, Inc.		141,574	141,574	8/1/11
Insider Guides, Inc.		1,411,865	1,411,865	4/1/11
Koders, Inc.		247,948	247,948	5/1/11
Like.com		1,774,464	1,774,464	7/1/11
Loomia, Inc.		478,763	478,763	12/1/11
Multiply, Inc.		863,958	863,958	9/1/11
NetBase Solutions, Inc.		785,612	785,612	9/1/11
Philotic, Inc.		163,269	163,269	7/1/11
ProQuo, Inc.		698,842	698,842	6/1/10
Quantcast Corporation		2,272,473	2,272,473	12/1/11
Radar Networks, Inc.		707,334	707,334	10/1/10
Return Path Holdings, Inc.		1,742,945	1,742,945	12/1/10
RPM Communications, Inc.		482,272	482,272	12/1/10
Sharpcast, Inc.		1,622,910	1,622,910	8/1/10
SnapJot, Inc.		88,497	88,497	10/1/09
TheFind, Inc.		1,140,560	1,140,560	12/1/11
ThisNext, Inc.		696,777	696,777	5/1/11
Tribe Networks, Inc.		-	465,007	*
UrthTV, Inc.		124,174	492,174	*
Ustream.TV, Inc.		167,964	167,964	10/1/10
VetCentric, Inc.		1,583,099	1,583,099	10/1/11
Videojax, Inc.		397,400	397,400	12/1/10
Youku.com, Inc.		4,065,328	4,065,328	12/1/11
Subtotal:	15.8%	$33,381,818	$35,714,825

Medical Devices
Accuri Cytometers, Inc.		$719,964	$719,964	9/1/10
AirXpanders, Inc.		568,885	568,885	9/1/11
Ample Medical, Inc.		182,100	182,100	12/1/10
Aspire Medical, Inc.		1,541,811	1,541,811	12/1/09
Biomerix Corporation		1,440,309	1,440,309	12/1/11
Broncus Technologies, Inc.		4,776,006	4,776,006	8/1/11
CyberHeart, Inc.		1,446,125	1,446,125	8/1/11
Emphasys Medical, Inc.		5,798,638	5,798,638	1/1/11
Evalve, Inc.		2,556,663	2,556,663	8/1/09

Evera Medical, Inc.		652,304	652,304	3/1/11
HandyLab, Inc.		1,891,377	1,891,377	12/1/10
iBalance Medical, Inc.		1,130,235	1,130,235	9/1/10
Intellidx, Inc.		1,821,166	1,821,166	4/1/11
Myocor, Inc.		15,991	165,991	*
MyoScience, Inc.		1,052,349	1,052,349	6/1/11
Nellix, Inc.		436,173	436,173	7/1/11
NeoGuide Systems, Inc.		1,668,873	1,668,873	7/1/10
Oculus Innovative Sciences, Inc.		574,060	574,060	4/1/09
Percutaneous Systems, Inc.		336,520	336,520	9/1/09
Softscope Medical Technologies, Inc.		441,834	441,834	6/1/11
Varix Medical Corporation		272,577	272,577	4/1/11
VasoNova, Inc.		296,167	296,167	6/1/11
Subtotal:	14.0%	$29,620,127	$29,770,127

Other Healthcare
Advanced ICU Care, Inc.		$257,271	$257,271	10/1/10
Chakshu Research, Inc.		2,092,845	2,092,845	12/1/09
MedManage Systems, Inc.		320,609	320,609	8/1/10
NanoSphere, Inc.		4,040,565	4,040,565	8/1/10
Pharmacy TV Network, Inc.		-	336,005	*
Skylight Healthcare Systems, Inc.		4,631,729	4,631,729	10/1/11
Subtotal:	5.4%	$11,343,019	$11,679,024

Other Technology
EoPlex Tehcnologies, Inc.		$874,681	$874,681	6/1/11
Integrity Block, Inc.		123,197	123,197	12/1/11
Nanoconduction, Inc.		1,220,124	1,320,124	*
Nanogram Corporation		1,417,513	1,417,513	12/1/10
Nanosolar, Inc.		558,784	558,784	5/1/10
Nanostellar, Inc.		516,437	516,437	7/1/09
Oryxe Energy International, Inc.		868,850	868,850	5/1/10
Sezmi Corporation		2,447,672	2,447,672	5/1/11
Solaria Corporation		4,319,935	4,319,935	3/1/11
Sub-One Technology, Inc.		3,125,834	3,125,834	12/1/11
Triformix, Inc.		66,758	66,758	3/1/09
Subtotal:	7.3%	$15,539,785	$15,639,785

Security
Apere, Inc.		$164,988	$164,988	5/1/09
CipherOptics, Inc.		1,251,761	1,251,761	3/1/10
Dragnet Solutions, Inc.		930,103	930,103	6/1/11
Guardian Analytics Inc.		999,191	999,191	8/1/11
Mi5, Inc.		60,279	60,279	7/1/09
Nevis Networks, Inc.		177,023	357,023	*

Safend, Inc.		1,077,259	1,077,259	12/1/09
TrustedID, Inc.		1,704,282	1,704,282	6/1/11
Vericept Corporation		1,006,007	1,006,007	6/1/09
Voltage Security, Inc.		1,543,130	1,543,130	6/1/09
Subtotal:	4.2%	$8,914,023	$9,094,023

Semiconductors & Equipment
Alereon, Inc.		$1,230,053	$1,230,053	7/1/10
Azuro, Inc.		1,539,125	1,539,125	2/1/10
Bitwave Semiconductor, Inc.		463,960	463,960	12/1/09
Celestial Semiconductor, Inc.		577,398	1,177,398	*
Cswitch Corporation		1,610,118	1,610,118	6/1/10
Discera, Inc.		408,041	408,041	1/1/11
Gigafin Networks, Inc.		73,414	1,773,414	*
Insilica, Inc.		1,239,094	1,239,094	7/1/10
Intergrated Materials, Inc.		949,757	949,757	3/1/10
Intelleflex Corporation		1,368,950	1,368,950	4/1/11
InvenSense, Inc.		847,866	847,866	1/1/11
KeyEye Communications, Inc.		525,420	3,325,420	*
Luminescent Technologies, Inc.		859,300	859,300	7/1/09
LV Sensors, Inc.		2,525,455	2,525,455	6/1/11
NetXen, Inc.		931,779	931,779	10/1/10
RMI Corporation		5,877,281	5,877,281	7/1/10
Siport, Inc.		1,419,627	1,419,627	7/1/11
Teknovus, Inc.		1,258,762	1,258,762	3/1/10
Tela Innovations, Inc.		339,674	339,674	10/1/10
Zenverge, Inc.		1,814,541	1,814,541	3/1/11
Subtotal:	12.2%	$25,859,615	$30,959,615

Software
5Square Systems Corporation		$653,939	$1,043,939	*
Anchor Intelligence, Inc.		957,600	957,600	12/1/11
Arena Solutions, Inc.		1,999,034	1,999,034	1/1/10
Athena Design Systems, Inc.		195,504	195,504	*
Berkeley Design Automation, Inc.		1,195,112	1,195,112	4/1/11
BlueRoads Corporation		865,812	2,595,816	*
Bocada, Inc.		698,243	698,240	10/1/09
Canopy Financial, Inc.		1,576,989	1,576,989	7/1/11
Cloudmark, Inc.		1,881,861	1,881,861	3/1/11
Coghead, Inc.		729,763	979,763	*
Demandbase, Inc.		566,045	566,045	11/1/10
Emergent Game Technologies, Inc.		289,170	289,170	7/1/09
Enkata Technologies, Inc.		140,433	140,433	4/1/10
Evincii, Inc.		181,982	181,982	10/1/10
Future Point Systems, Inc.		434,897	434,897	4/1/11

Gizmo5 Technologies, Inc.		1,398,476	1,398,476	*
Integrien, Inc.		2,214,703	2,214,703	7/1/10
IT Structures, Ltd.		177,483	177,483	9/1/10
JasperSoft, Inc.		2,085,135	2,085,135	5/1/11
Kabira Technologies, Inc.		1,993,845	1,993,845	12/1/10
Kareo, Inc.		164,801	164,801	7/1/10
Market6, Inc.		784,091	784,091	7/1/10
MetaCarta, Inc.		1,067,954	1,067,954	11/1/09
NR2B Research, Inc.		2,210,742	2,210,742	3/1/11
Nusym Technologies, Inc.		83,627	83,627	4/1/09
Orb Networks, Inc.		269,315	269,315	8/1/10
RingCube Technologies, Inc.		1,118,349	1,118,349	4/1/11
Siperian, Inc.		1,535,645	1,535,645	10/1/09
Solidcore Systems, Inc.		1,548,855	1,548,855	10/1/09
Steelwedge Software, Inc.		903,812	903,812	4/1/09
Ultriva, Inc.		688,783	688,783	12/1/09
Universal Ad, Inc.		572,500	572,500	10/1/10
Visible World, Inc.		2,129,073	2,129,073	12/1/10
Xtime, Inc.		356,586	356,586	1/1/11
Zoove Corporation		1,300,617	1,300,617	7/1/11
Subtotal:	16.5%	$34,970,776	$37,340,777

Technology Services
Neutral Tandem, Inc.		$3,715,046	$3,715,046	3/1/10
OpSource, Inc.		5,495,488	5,495,488	12/1/11
SG Micro, Inc.		645,515	645,515	4/1/11
Subtotal:	4.7%	$9,856,049	$9,856,049

Wireless
Altierre Corporation		$279,422	$279,422	4/1/09
Cellfire, Inc.		2,140,000	2,140,000	4/1/11
DeFi Mobile, Ltd.		308,247	308,247	2/1/11
Dilithium Networks, Inc.		2,357,376	2,357,376	6/1/11
Emotive Communications, Inc.		604,789	604,789	1/1/11
Hands-On Mobile, Inc.		1,893,788	1,893,788	5/1/10
July Systems, Inc.		484,935	484,935	5/1/10
LimeLife, Inc.		1,074,881	1,074,881	10/1/09
Magnolia Broadband, Inc.		1,095,341	1,095,341	7/1/09
Nextivity, Inc.		2,592,713	2,592,713	5/1/11
Ooma, Inc.		190,681	190,681	5/1/09
Ortiva Wireless, Inc.		1,587,322	1,587,322	5/1/11
Quickoffice, Inc.		845,931	845,931	7/1/10
S5 Wireless, Inc.		1,872,264	1,872,264	5/1/10
SandLinks, Inc.		626,890	626,890	6/1/10
ScanR, Inc.		1,893,601	1,893,601	7/1/11

Send Me, Inc.		2,276,135	2,276,135	12/1/11
SmartDrive Systems, Inc.		904,650	904,650	6/1/10
Venturi Wireless, Inc.		929,810	929,810	11/1/10
Vivotech, Inc.		880,460	880,460	8/1/09
Wavion, Inc.		1,059,566	1,059,566	7/1/10
WiSpry, Inc.		490,381	490,381	4/1/10
Subtotal:	12.5%	$26,389,183	$26,389,183

Total: (Cost of $ 236,960,903)	106.6%	$225,801,890	$236,960,903

* As of December 31, 2008, loans with a cost basis of $19.7 million and a fair value of $8.6 million have been classified as non-accrual.  These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At June 30, 2009, the Fund had one unexpired unfunded commitment of $0.1 million to a borrower, which is due to expire in December 2009.

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

The Fund’s cash equivalents were valued at the net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s derivative was valued using pricing models that are widely accepted in the financial services industry with inputs that can be derived from or corroborated by observable market data.  These models reflect the contractual terms of the derivative, including the period to maturity, and market observable inputs such as yield and option volatility. As a result, these measurements are classified as Level 2.The Fund uses estimated exit values when determining the value of its investments.  Because these transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following table presents the balances of assets and liabilities as of June 30, 2009 and December 31, 2008 measured at fair value on a recurring basis:

As of June 30, 2009	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ -	$ 135,473,775	$ 135,473,775

Other investment	-	-	40,000	40,000
Cash equivalents	9,568,265	-	-	9,568,265

Total assets	$ 9,568,265	$ -	$ 135,513,775	$ 145,082,040

As of December 31, 2008	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ -	$ 225,801,890	225,801,890
Cash equivalents	53,634,366	-	-	53,634,366

Total assets	$ 53,634,366	$ -	$ 225,801,890	$ 279,436,256

LIABILITIES:
Interest rate swap agreement	$ -	$ 903,517	$ -	$ 903,517

Total liabilities	$ -	$ 903,517	$ -	$ 903,517

The fair value of the interest rate swap agreement as of June 30, 2009 and December 31, 2008 was zero and $(903,517), respectively and is included in other accrued liabilities.

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	For the Six		For the Six
	Months Ended		Months Ended
	June 30, 2009		June 30, 2008
	Loans to borrowers	Other investment	Loans to borrowers	Other investment
Beginning balance	$ 225,801,890	$ -	$ 369,857,127
Additional acquisitions	4,113,299	875,000	73,726,386	$ -
Principal reductions	(85,259,857)	(100,000)	(116,562,715)	-
Net change in the unrealized loss
from investments	(6,740,842)	(735,000)	(6,659,911)	-
Net realized loss from investments	(2,440,715)	-	(260,269)	-
Ending balance	$ 135,473,775	$ 40,000	$ 320,100,618	$ -

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

5.

CAPITAL STOCK

As of June 30, 2009 and December 31, 2008, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Fund as of June 30, 2009 and December 31, 2008 was $245.0 million.

The chart below shows the distributions of the Fund for the six months ended June 30, 2009 and 2008.

	For the Six Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2008
Cash distributions	$ 59,000,000	$ 19,300,000
Distributions of equity securities	5,592,207	5,194,044

Total distributions to shareholder	$ 64,592,207	$ 24,494,044

Final classification of the distributions as either a return of capital or a distribution of income is an annual   determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and      profits.

6.

DEBT FACILITY

 During the quarter, the Fund fully paid off all of its borrowing under the debt facility and incurred a realized loss of $0.3 million as a result in terminating the interest rate swap agreement associated with the facility.

7.

OTHER INVESTMENT

In May 2009 the Fund repossessed the collateral from a borrower who was having financial difficulties.  At the time of the repossession, the loan from the borrower had a cost basis of $2,433,298 and a book value of $1,213,298.  The repossessed assets were immediately contributed to a newly formed LLC (Sensors Licensing, LLC) in conjunction with a licensing agreement between Sensors Licensing, LLC and a potential acquirer.  The Fund and Venture Lending & Leasing V, Inc each have a 50% ownership interest in Sensors Licensing, LLC.

At the time the assets were contributed to Sensors Licensing, LLC they were valued at $1,750,000 based on expectations of cash flows from the licensing arrangement.  The Fund took a realized loss on the loan in the amount of $1,558,298 at the time the transaction was consummated.  The realized loss is the difference between the Fund’s portion of the value of the assets repossessed and the book value of $2,433,298.

Sensors Licensing, LLC was able to collect $200,000 and distributed $100,000 to the Fund prior to the licensee cancelling the agreement.  The licensee cancelled the agreement because it decided to discontinue operations in the industry segment due to macro-economic issues.

Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund has taken a

$735,000 fair market reduction, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund’s portion of the expected liquidation value of the asset is $40,000.

8.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2009 and 2008.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008

Total return *	(0.86)%	6.24%	(1.44)%	7.03%

Per share amounts:
Net asset value, beginning of period	$1,839.83	$2,221.72	$2,118.90	$2,288.56
Net investment income	40.29	65.94	85.99	148.52
Net realized and change in unrealized loss
from investments and hedging activities	(44.22)	(31.99)	(100.61)	(71.85)
Net increase (decrease) in net assets
resulting from operations	(3.93)	33.95	(14.62)	76.67
Capital contributions	-	25.00	-	25.00
Income distributions to shareholder	(12.54)	(115.38)	(51.10)	(224.94)
Return of capital to shareholder	(365.00)	(20.00)	(594.82)	(20.00)

Net asset value, end of period	$1,458.36	$2,145.29	$1,458.36	$2,145.29

Net assets, end of period	$145,835,896	$214,528,588	$145,835,896	$214,528,588

Ratios to average net assets:

Expenses*	3.56%	8.62%	4.46%	8.66%
Net investment income*	8.78%	12.06%	8.71%	13.46%
* Annualized

9.  SUBSEQUENT EVENTS

In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. In particular, the guidance sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Fund adopted the subsequent events guidance on June 30, 2009, and adoption did not have an impact on the Fund’s financial statements.

Subsequent events have been reviewed through August 13, 2009. Effective August 11, 2009, Bernard J. Angelo has resigned from the Fund’s Board of Directors.

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

 Results of Operations –For the three and six months ended June 30, 2009 and 2008

Total investment income for the three months ended June 30, 2009 and 2008 was $5.7 million and $11.3 million, respectively, which primarily consisted of interest on venture loans outstanding during the period. Total investment income for the six months ended June 30, 2009 and 2008 was $13.0 million and $24.4 million, respectively, of which $12.8 million and $24.0 million, respectively, consisted of interest on venture loans outstanding during the period.  The remaining income consisted of interest and dividends on the temporary investment of cash, the forfeiture of deposits from prospective borrowers, late fees from borrowers, other income from commitment fees, and warrants received for loans that will never be funded. The decrease in investment income is caused mainly by the decline in performing loans from $217.2 million as of December 31, 2008, to $124.0 as of June 30, 2009.  This was partially offset by increasing interest rates, as average interest rates increased from 14.07% for the three months ended June 30, 2008 to 15.75% for the three months ended June 30, 2009; and 14.30% for the six months ended June 30, 2008 to 15.17% for the six months ended June 30, 2009.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Management fees for the three months ended June 30, 2009 and 2008 were $0.9 million and $2.1 million, respectively. Management fees for the six months ended June 30, 2009 and 2008 were $2.3 million and $4.4 million, respectively.  Management fees are based on assets under management, and decreased due to the decrease in assets under management relative to the previous year.

Total interest expense was $0.5 million and $1.9 million for the three months ended June 30, 2009 and 2008, respectively. Interest expense decreased for the period because average borrowings outstanding under the debt facility decreased from $120.5 million for the three months ended June 30, 2008 to $15.3 million for the three months ended June 30, 2009 and the debt facility was settled as of June 9, 2009.  Total interest expense was $1.7 million and $3.9 million for the six months ended June 30, 2009 and 2008, respectively. Interest expense decreased for the period because average borrowings outstanding under the debt facility decreased from $133.7 million for the six months ended June 30, 2008 to $33.6 million for the six months ended June 30, 2009.

Total banking and professional fees was $0.2 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively. Total banking and professional fees was $0.3 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively. The decrease for the period was primarily related to a decrease in credit insurance fees and banking fees.  The decrease in the credit insurance fees and banking fees was the result of decreasing the facility size and principal reductions under the banking facility.

The total other operating expenses for the three and six months ended June 30, 2009 and 2008 were less than $0.1 million, respectively.

Net investment income for the three months ended June 30, 2009 and 2008 was $4.0 million and $6.6 million, respectively.  Net investment income for the six months ended June 30, 2009 and 2008 was $8.6 million and $14.9 million, respectively.

Total net realized loss from investments was $(2.2) million and $(0.3) million for the three months ended June 30, 2009 and 2008, respectively. Total net realized loss from investments was $(2.4) million and $(0.3) million for the six months ended June 30, 2009 and 2008, respectively.  The realized losses consist of write offs, net of recoveries of previously written off uncollectible loans.

Net change in unrealized loss from investments for the three months ended June 30, 2009 and 2008 was $(2.1) million and $(4.2) million, respectively. Net change in unrealized loss from investments for the six months ended June 30, 2009 and 2008 was $(7.5) million and $(6.7) million, respectively. The unrealized losses consist of fair market value adjustments taken against loans.

The net realized and unrealized gain (loss) from hedging activities for the three months ended June 30, 2009 and 2008 was $(0.1) million and $1.3 million, respectively. The net realized and unrealized loss from hedging activities for the six months ended June 30, 2009 and 2008 was $(0.1) million and $(0.3) million, respectively.  The realized and unrealized gain (loss) consist of the unrealized gains and losses from hedging activities and the net interest received or paid on the interest rate swap transaction beginning with the quarter ended September 30, 2008.

Net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2009 and 2008 was $(0.4) million and $3.4 million, respectively. Net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2009 and 2008 was $(1.5) million and $7.7 million, respectively.  On a per share basis, net increase (decrease) in net assets resulting from operations was $(3.94) and $33.95 for the three months ended June 30, 2009 and 2008, respectively. On a per share basis, net increase (decrease) in net assets resulting from operations was $(14.62) and $76.67 for the six months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources – June 30, 2009 and December 31, 2008

Total capital contributed to the Fund was $245.0 million, prior to the distribution of capital, as of June 30, 2009 and December 31, 2008, respectively.  Committed capital to the Company at June 30, 2009 and December 31, 2008 was $250.0 million, all of which had been called.

On June 10, 2009, the Fund fully paid off all of its borrowing under the debt facility and terminated the facility and incurred a realized loss of $0.3 million as a result in terminating the interest rate swap agreement associated with the facility.

The Fund entered into an interest rate swap agreement to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities have been separately reported from unrealized gains and losses from investments and are included in realized and unrealized gain (loss) from hedging activities in these financial statements.  Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008 (amounts were previously included in interest expense and were not considered material). As of December 31, 2008, the fair value of the interest rate swap was recorded in other liabilities.  Valuation of the swap agreement was based on future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date.

On June 9, 2009, the Fund paid approximately $0.3 million in order to terminate its swap agreement in connection with the repayment of borrowings under the Fund’s debt facility (see Note 6). This amount has been recorded in realized and unrealized gain (loss) from hedging activities in the condensed statement of operations.

As of June 30, 2009 and December 31, 2008, 7% and 19%, respectively, of the Fund's assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans during the three and six months ended June 30, 2009.  Amounts disbursed under the Fund's loan commitments totaled approximately $4.1 million during the period from December 31, 2008 through June 30, 2009.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $90.3 million for the same period.  Unexpired, unfunded commitments totaled less than $0.1 million as of June 30, 2009.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustment	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
June 30, 2009	$934.5 million	$799.0 million	$135.5 million	$0.1 million
December 31, 2008	$930.3 million	$704.6 million	$225.8 million	$11.8 million

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

The Fund enters into interest rate swap transactions to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities are separately reported from unrealized gains and losses from investments and are included in realized and unrealized gain (loss) from hedging activities in these financial statements.  Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008 (amounts were previously included in interest expense and were not considered material). The fair value of the interest rate swap is recorded in other assets or other liabilities and the change in the fair value is recorded as a change in unrealized gain (loss) from investment and hedging activities.

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by $0.1 million.  This translates to less than  1% of income for the six months ended June 30, 2009.  Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003.  No other shares of the Fund have been sold; however the Fund received an additional $245.0 million of paid in capital during the period from May 28, 2004 through June 30, 2009 which is expected to be used to acquire venture loans and fund operations.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Bernard J. Angelo, a director of the Fund, resigned from such position effective August 11, 2009.

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

VENTURE LENDING & LEASING IV, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

August 13, 2009

Date:

August 13, 2009

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

Date: August 13, 2009

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

Date: August 13, 2009

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

August 13, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
August 13, 2009