Form 10-Q
period 2009-09-30
VENTURE LENDING & LEASING IV INC
filed 2009-11-13
CIK 1271808

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Outstanding as of November 13, 2009

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of September 30, 2009 and December 31, 2008

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2009 and 2008

Condensed Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2009 and 2008

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2009 and 2008

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

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009	December 31, 2008
ASSETS
Loans, at estimated fair value
(Cost of $120,296,511 and $236,960,903)	$ 106,838,638	$ 225,801,890
Cash and cash equivalents	5,218,998	53,634,366
Other investment (Cost of $771,610)	36,610	-
Other assets	1,543,639	3,919,063

Total assets	113,637,885	283,355,319

LIABILITIES
Borrowings under debt facility	-	68,015,512
Accrued management fees	710,237	1,760,033
Accounts payable and other accrued liabilities	81,417	1,689,416

Total liabilities	791,654	71,464,961

NET ASSETS	$ 112,846,231	$ 211,890,358

Analysis of Net Assets:

Capital paid in on shares of capital stock	$ 245,025,000	$ 245,025,000
Return of capital distributions	(115,940,188)	(19,026,404)
Accumulated deficit	(16,238,581)	(14,108,238)
Net assets (equivalent to $1,128.46 and $2,118.90 per share based on
100,000 shares of capital stock outstanding - see Note 5)	$ 112,846,231	$ 211,890,358

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

INVESTMENT INCOME:
Interest on loans	$ 4,282,755	$ 11,337,514	$ 17,089,674	$ 35,355,561
Other interest and other income	5,841	162,026	200,760	549,036
Total investment income	4,288,596	11,499,540	17,290,434	35,904,597

EXPENSES:
Management fees	710,237	2,083,458	2,999,486	6,448,439
Interest expense	-	1,951,637	1,744,528	5,840,329
Banking and professional fees	101,326	469,588	414,460	1,674,620
Other operating expenses	37,489	22,055	92,986	116,094
Total expenses	849,052	4,526,738	5,251,460	14,079,482
Net investment income	3,439,544	6,972,802	12,038,974	21,825,115

Net realized loss from investments	(4,962,009)	(1,592,526)	(7,402,725)	(1,852,796)
Net change in unrealized gain (loss)
from investments	4,441,981	(225,877)	(3,033,860)	(6,885,788)
Net realized and unrealized gain (loss)
from hedging activities	-	49,231	(145,128)	(215,775)

Net realized and unrealized loss
from investment and hedging activities	(520,028)	(1,769,172)	(10,581,713)	(8,954,359)
Net increase in net assets
resulting from operations	$ 2,919,516	$ 5,203,630	$ 1,457,261	$ 12,870,756
Net increase in net assets
resulting from operations per share	$ 29.20	$ 52.04	$ 14.57	$ 128.71
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net increase (decrease) in net assets
resulting from operations:
Net investment income	$ 3,439,544	$ 6,972,802	$ 12,038,974	$ 21,825,115
Net realized loss from investments	(4,962,009)	(1,592,526)	(7,402,725)	(1,852,796)
Net change in unrealized gain (loss)
from investments	4,441,981	(225,877)	(3,033,860)	(6,885,788)
Net realized and unrealized gain (loss)
from hedging activities	-	49,231	(145,128)	(215,775)

Net increase in net assets
resulting from operations	2,919,516	5,203,630	1,457,261	12,870,756

Distributions of income to shareholder	-	(4,781,249)	(3,587,604)	(27,275,293)
Return of capital to shareholder	(35,909,181)	-	(96,913,784)	(2,000,000)
Capital share transactions	-	-	-	2,500,000
Total increase (decrease)	(32,989,665)	422,381	(99,044,127)	(13,904,537)

Net assets
Beginning of period	145,835,896	214,528,588	211,890,358	228,855,506

End of period	$ 112,846,231	$ 214,950,969	$ 112,846,231	$ 214,950,969

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	For the Nine Months Ended Sept 30, 2009	For the Nine Months Ended Sept 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$ 1,457,261	$ 12,870,756
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	7,402,725	1,852,796
Net change in unrealized loss from investments	3,033,860	6,885,788
Net unrealized gain from hedging activities	(903,517)	(472,746)
Receipt of stock in lieu of fees	(138,594)	-
Amortization of deferred costs related to borrowing facility	580,951	281,684
Net decrease in other assets	1,795,492	672,485
Net decrease in accounts payable, other
accrued liabilities, and accrued management fees	(1,754,277)	(1,019,906)
Origination of loans	(4,113,299)	(92,994,971)
Principal payments on loans	107,072,359	171,510,311
Acquisition of equity securities	(60,188)	(6,265,153)
Net increase in other investment	(771,610)	-
Net cash provided by operating activities	113,601,163	93,321,044
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(94,000,000)	(22,700,000)
Contributions from shareholder	-	2,500,000
Borrowings under debt facility	-	5,000,000
Repayments of debt facility	(68,015,512)	(46,000,000)
Payment of bank facility fees and costs	(1,019)	(305,854)
Net cash used in financing activities	(162,016,531)	(61,505,854)
Net increase (decrease) in cash and cash equivalents	(48,415,368)	31,815,190
CASH AND CASH EQUIVALENTS:
Beginning of period	53,634,366	14,671,135
End of period	$ 5,218,998	$ 46,486,325
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$ 2,054,376	$ 6,070,576
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$ 6,501,388	$ 6,575,293
Receipt of equity securities as repayment of loan	$ 6,302,607	$ 310,140

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods.  Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and nine months ended September 30, 2009 are not necessarily indicative of what the results would be for a full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Valuation Methods

At September 30, 2009 and December 31, 2008, the financial statements include nonmarketable investments ($106,875,248 and $225,801,890 or approximately 94% and 80% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

Nonaccrual Loans

The Fund’s policy is to place a loan on nonaccrual status when the loan stops performing and management deems that it is unlikely that the loan will return to performing status. Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans. During the quarter in which the loan was placed on nonaccrual status, any interest accrued for the quarter but not collected is reversed.

As of September 30, 2009 and December 31, 2008, loans with a cost basis of $23.2 million and $19.7 million and a fair value of $9.7 million and $8.6 million, respectively, have been classified as nonaccrual.

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

Interest Rate Swap Agreement

The Fund had previously entered into an interest rate swap agreement to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities have been separately reported from unrealized gains and losses from investments and are included in net realized and unrealized gain (loss) from hedging activities in the condensed statement of operations.  Also included in net realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008 (amounts were previously included in interest expense and were not considered material). The fair value of the interest rate swap is recorded in other liabilities.  The valuation of the swap agreement was based on future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date.

On June 9, 2009, the Fund paid approximately $0.3 million to terminate its swap agreement in connection with the termination of the debt facility (see Note 6). This amount has been recorded in net realized and unrealized gain (loss) from hedging activities in the condensed statement of operations.

Deferred Bank Fees

Deferred bank fees have been amortized over the estimated useful life of the facility. As of September 30, 2009, the deferred bank fees and costs associated with the debt facility have been fully amortized because of the termination of the debt facility (see Note 6).

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 815-10 (formerly FAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“ASC 815-10”). ASC 815-10 requires entities with derivative instruments to provide enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements.  The required information is intended to provide financial statement users an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This statement was effective for the Fund in the first quarter of fiscal 2009.  The adoption of this statement did not have a material effect on the Fund’s financial statements.

In April 2009, the FASB issued ASC 820-10 (formerly SFAS No. 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10”). This ASC provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This ASC is effective for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Fund’s financial statements.

In April 2009, the FASB issued ASC 825-10 (formerly FAS 107-1) and ASC 270-10 (formerly Accounting Principles Board Opinion (APB) 28-1), “Interim Disclosures about Fair Value of Financial Instruments.” (“ASC 825-10”). The ASC requires the fair value disclosure of financial instruments to be reported for interim periods. The ASC, which applies only to disclosures, is effective for the quarter ending June 30, 2009, with earlier application permitted. The adoption of this statement did not have a material effect on the Fund’s financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events”. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth:

1.

The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this guidance, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Fund adopted this standard effective April 1, 2009 and has and will make the appropriate disclosures, as required. Subsequent events have been reviewed through November 13, 2009.  No additional disclosure is required.

In June 2009, the FASB issued transition guidance ASC 105-10-65-1, “Transition Related to SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, the guidance of which was incorporated in ASC 105-10 Generally Accepted Accounting Principles (“GAAP”) – Overall”. The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this guidance, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Fund adopted this standard effective July 1, 2009, and has incorporated the current codification in this Form 10-Q.  The adoption of this statement did not have a material effect on the Fund’s financial statements.

Tax Status

The Fund plans on qualifying as a Regulated Investment Company (“RIC”) and elected RIC treatment when it filed its tax return in 2005.  As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of September 30, 2009, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2004 and forward.

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of September 30, 2009, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Effective January 1, 2008, the Fund adopted ASC 820-10, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the three month periods ended September 30, 2009 and 2008, the weighted average interest rate on performing loans was 15.54% and 15.43%, respectively.   For the nine month periods ended September 30, 2009 and 2008, the weighted average interest rate on performing loans was 15.20% and 14.69%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of September 30, 2009 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 9/30/09	9/30/09	Maturity Date

Biotechnology
Acumen Pharmaceuticals, Inc.		$164,815	$164,815	6/1/10
Bioabsorbable Therapeutics, Inc.		248,657	988,657	*
SanBio, Inc.		738,164	738,164	6/1/10
Trellis Bioscience, Inc.		275,315	275,315	12/1/10
Subtotal:	1.3%	$1,426,951	$2,166,951

Carrier Networking
Asoka, Inc.		$290,269	$290,269	1/1/11
Kodiak Networks, Inc.		335,048	335,048	4/1/10
Opvista, Inc.		807,250	1,607,250	*
Overture Networks, Inc.		367,949	367,949	2/1/10
Wavebender, Inc.		104,558	104,558	1/1/11
Subtotal:	1.7%	$1,905,074	$2,705,074

Computers & Storage
Cloudshield, Inc.		$1,030,778	$1,030,778	4/1/11
D-Wave Systems, Inc.		82,592	82,592	7/1/10
Gear Six, Inc.		336,355	336,355	12/1/10
NComputing, Inc.		566,436	566,436	9/1/10
Panta Systems, Inc.		78,693	808,693	*
Sepaton, Inc.		185,964	185,964	10/1/09
Teneros, Inc.		223,675	223,675	10/1/09
Vidyo, Inc.		1,033,436	1,033,436	10/1/10
Subtotal:	3.1%	$3,537,929	$4,267,929

Enterprise Networking
Bluesocket, Inc.		$172,326	$172,326	12/1/09
Envivio, Inc.		1,811,547	1,811,547	1/1/11
NeoPath Networks, Inc.		16,942	16,942	11/1/09
PacketMotion, Inc.		928,649	928,649	3/1/11

Vyatta, Inc.		1,146,855	1,146,855	2/1/11
Subtotal:	3.6%	$4,076,319	$4,076,319

Internet
Aggregate Knowledge, Inc.		$879,837	$879,837	12/1/11
Blekko, Inc.		345,339	345,339	12/1/11
BuzzLogic, Inc.		592,109	592,109	8/1/11
Collarity, Inc.		723,533	723,533	12/1/10
Cuil, Inc.		3,865,624	3,865,624	12/1/12
Delve Networks, Inc.		362,704	362,704	7/1/11
Donnerwood Media, Inc.		559,904	559,904	5/1/11
EForce Media, Inc.		762,432	1,512,432	*
Genius.com Incorporated		135,911	135,911	8/1/10
iGroup Network, Inc.		72,425	72,425	8/1/10
Inigral, Inc.		106,477	106,477	8/1/11
Insider Guides, Inc.		957,785	957,785	4/1/11
Koders, Inc.		182,071	182,071	5/1/11
Loomia, Inc.		391,810	391,810	12/1/11
Multiply, Inc.		647,499	647,499	9/1/11
Philotic, Inc.		105,343	105,343	7/1/11
Quantcast Corporation		4,325,856	4,325,856	6/1/12
Radar Networks, Inc.		379,135	379,135	10/1/10
RPM Communications, Inc.		62,632	222,632	*
Sharpcast, Inc.		1,640,498	1,640,498	5/1/11
SnapJot, Inc.		-	103,532	*
TheFind, Inc.		860,922	860,922	12/1/11
ThisNext, Inc.		460,218	460,218	5/1/11
Tribe Networks, Inc.		-	465,007	*
UStream.TV, Inc.		106,359	106,359	10/1/10
VetCentric, Inc.		1,466,542	1,466,542	10/1/11
Videojax, Inc.		205,331	315,331	*
Wholelife Connect Inc.		-	497,174	*
Youku.com, Inc.		3,195,111	3,195,111	1/1/12
Subtotal:	20.7%	$23,393,407	$25,479,120

Medical Devices
Accuri Cytometers, Inc.		$431,514	$431,514	9/1/10
AirXpanders, Inc.		506,547	506,547	9/1/11
Ample Medical, Inc.		18,734	32,734	*
Biomerix Corporation		1,061,840	1,061,840	12/1/11
Broncus Technologies, Inc.		3,641,605	3,641,605	8/1/11
CyberHeart, Inc.		1,110,112	1,110,112	8/1/11
Evera Medical, Inc.		559,292	559,292	9/1/11
HandyLab, Inc.		1,197,205	1,197,205	12/1/10

iBalance Medical, Inc.		886,154	886,154	9/1/10
Intellidx, Inc.		1,336,797	1,336,797	4/1/11
Myocor, Inc.		15,991	165,991	*
MyoScience, Inc.		657,531	657,531	6/1/11
Nellix, Inc.		290,615	290,615	7/1/11
Softscope Medical Technologies, Inc.		310,114	310,114	6/1/11
Varix Medical Corporation		215,671	215,671	4/1/11
Subtotal:	10.8%	$12,239,722	$12,403,722

Other Healthcare
Advanced ICU Care, Inc.		$148,605	$148,605	10/1/10
Chakshu Research, Inc.		462,553	962,553	*
NanoSphere, Inc.		2,471,362	2,471,362	8/1/10
Pharmacy TV Network, Inc.		-	336,005	*
Skylight Healthcare Systems, Inc.		2,931,548	2,931,548	10/1/11
Subtotal:	5.3%	$6,014,068	$6,850,073

Other Technology
EoPlex Tehcnologies, Inc.		$621,825	$621,825	6/1/11
Integrity Block, Inc.		96,148	96,148	12/1/11
Nanoconduction, Inc.		643,004	743,004	*
Nanogram Corporation		622,644	622,644	12/1/10
Nanosolar, Inc.		163,803	163,803	5/1/10
Oryxe Energy International, Inc.		528,415	528,415	*
Sezmi Corporation		2,167,754	2,167,754	2/1/12
Solaria Corporation		2,977,693	2,977,693	3/1/11
Sub-One Technology, Inc.		1,895,765	1,895,765	12/1/11
Subtotal:	8.6%	$9,717,051	$9,817,051

Security
CipherOptics, Inc.		251,928	251,928	3/1/10
Dragnet Solutions, Inc.		659,977	659,977	6/1/11
Guardian Analytics, Inc.		719,304	719,304	8/1/11
Nevis Networks, Inc.		138,762	318,762	*
Safend, Inc.		282,439	282,439	12/1/09
TrustedID, Inc.		882,439	882,439	6/1/11
Subtotal:	2.6%	$2,934,849	$3,114,849

Semiconductors & Equipment
Alereon, Inc.		$713,168	$713,168	7/1/10
Azuro, Inc.		643,079	643,079	2/1/10
Bitwave Semiconductor, Inc.		126,182	126,182	12/1/09
Cswitch Corporation		-	86,216	*
Celestial Semiconductor, Inc.		277,398	1,177,398	*

Discera, Inc.		254,677	254,677	1/1/11
Gigafin Networks, Inc.		73,414	1,773,414	*
Insilica, Inc.		501,401	501,401	7/1/10
Intergrated Materials, Inc.		297,541	297,541	3/1/10
Intelleflex Corporation		561,186	1,131,186	*
InvenSense, Inc.		371,413	371,413	1/1/11
RMI Corporation		2,272,337	2,272,337	7/1/10
SiPort, Inc.		1,072,475	1,072,475	7/1/11
Teknovus, Inc.		102,717	102,717	3/1/10
Tela Innovations, Inc.		200,580	200,580	10/1/10
Zenverge, Inc.		1,374,222	1,374,222	7/1/11
Subtotal:	7.8%	$8,841,790	$12,098,006

Software
5Square Systems Corporation		$-	$1,043,939	*
Anchor Intelligence, Inc.		$736,550	$736,550	12/1/11
Athena Design Systems, Inc.		132,342	179,342	*
Berkeley Design Automation, Inc.		623,804	623,804	4/1/11
BlueRoads Corporation		175,823	2,445,823	*
Bocada, Inc.		74,340	74,340	10/1/09
Canopy Financial, Inc.		1,140,754	1,140,754	7/1/11
Cloudmark, Inc.		1,042,006	1,042,006	3/1/11
Demandbase, Inc.		364,957	364,957	11/1/10
Enkata Technologies, Inc.		64,563	64,563	4/1/10
Evincii, Inc.		99,440	99,440	10/1/10
Future Point Systems, Inc.		181,247	181,247	4/1/12
Gazillion, Inc.		1,548,993	1,548,993	3/1/11
Gizmo5 Technologies, Inc.		933,476	1,398,476	*
Integrien, Inc.		1,330,502	1,330,502	8/1/10
IT Structures, Ltd.		106,850	106,850	9/1/10
JasperSoft, Inc.		996,256	996,256	5/1/11
Kabira Technologies, Inc.		1,313,726	1,313,726	12/1/10
Kareo, Inc.		112,983	112,983	12/1/10
Market6, Inc.		428,040	428,040	7/1/10
MetaCarta, Inc.		331,528	331,528	11/1/09
Orb Networks, Inc.		203,304	203,304	8/1/10
RingCube Technologies, Inc.		820,874	820,874	10/1/11
Steelwedge Software, Inc.		1,258,259	1,258,259	*
Ultriva, Inc.		239,117	239,117	12/1/09
Universal Ad, Inc.		348,583	348,583	*
Xtime, Inc.		224,068	224,068	1/1/11
Zoove Corporation		533,509	533,509	7/1/11
Subtotal:	13.6%	$15,365,894	$19,191,833

Technology Services
Neutral Tandem, Inc.		$992,150	$992,150	3/1/10
OpSource, Inc.		2,784,477	2,784,477	12/1/11
SG Micro, Inc.		451,423	451,423	4/1/11
Subtotal:	3.7%	$4,228,050	$4,228,050

Wireless
Cellfire, Inc.		$1,330,092	$1,330,092	4/1/11
DeFi Mobile, Ltd.		205,560	205,560	2/1/11
Dilithium Networks, Inc.		1,750,687	1,750,687	6/1/11
Emotive Communications, Inc.		415,939	415,939	1/1/11
Hands-On Mobile, Inc.		968,467	968,467	5/1/10
July Systems, Inc.		523,480	523,480	*
Nextivity, Inc.		1,487,661	2,227,661	*
Ortiva Wireless, Inc.		1,168,238	1,168,238	5/1/11
Quickoffice, Inc.		195,406	195,406	7/1/10
S5 Wireless, Inc.		1,364,341	1,364,341	1/1/12
SandLinks, Inc.		328,866	328,866	6/1/10
Send Me, Inc.		1,734,024	1,734,024	4/1/12
SmartDrive Systems, Inc.		341,648	341,648	6/1/10
Venturi Wireless, Inc.		522,368	522,368	11/1/10
Wavion, Inc.		706,475	706,475	7/1/10
WiSpry, Inc.		114,282	114,282	4/1/10
Subtotal:	11.7%	$13,157,534	$13,897,534

Total: (Cost of $120,296,511)	94.7%	$106,838,638	$120,296,511

* As of September 30, 2009 loans with a cost basis of $23.2 million and a fair value of $9.7 million have been classified as nonaccrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

Loans as of December 31, 2008 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/08	12/31/08	Maturity Date
Biotechnology
Acumen Pharmaceuticals, Inc.		$416,309	$416,309	8/1/10
Bioabsorbable Therapeutics, Inc.		988,657	988,657	*
LightSpeed Genomics, Inc.		267,043	267,043	6/1/11
Prometic Bio Therapeutics, Inc.		3,387,800	3,387,800	8/1/09
SanBio, Inc.		1,859,376	1,859,376	10/1/10
Trellis Bioscience, Inc.		560,046	560,046	12/1/10
Subtotal:	3.5%	$7,479,231	$7,479,231

Carrier Networking
Asoka, Inc.		$546,096	$546,096	3/1/10
Demi Energy, Inc.		121,702	121,702	4/1/11
Kodiak Networks, Inc.		711,785	711,785	4/1/10
Opvista, Inc.		1,695,864	1,695,864	6/1/10
Overture Networks, Inc.		1,438,022	1,438,022	2/1/10
Wavebender, Inc.		345,666	345,666	9/1/10
Subtotal:	2.3%	$4,859,135	$4,859,135

Computers & Storage
Cloudshield, Inc.		$1,815,027	$1,815,027	4/1/11
D-Wave Systems, Inc.		231,049	231,049	7/1/10
Gear Six, Inc.		586,852	586,852	7/1/10
NComputing, Inc.		906,331	906,331	9/1/10
Panta Systems, Inc.		218,693	808,693	*
Sepaton, Inc.		1,751,438	1,751,438	10/1/09
Teneros, Inc.		985,398	985,398	10/1/09
Vidyo, Inc.		2,099,730	2,099,730	10/1/10
Subtotal:	4.1%	$8,594,518	$9,184,518

Enterprise Networking
Bluesocket, Inc.		$698,014	$698,014	12/1/09
Envivio, Inc.		3,159,231	3,159,231	1/1/11
GridNetworks, Inc.		964,148	964,148	6/1/11
Informative, Inc.		266,132	266,132	7/1/09
NeoPath Networks, Inc.		1,400,483	1,400,483	11/1/09
PacketMotion, Inc.		1,292,288	1,292,288	3/1/11
Vyatta, Inc.		1,214,315	1,214,315	2/1/11
Subtotal:	4.2%	$8,994,611	$8,994,611

Internet
Aggregate Knowledge, Inc.		$1,274,160	$1,274,160	12/1/11
Blekko, Inc.		448,609	448,609	12/1/11
BuzzLogic Inc.		887,555	887,555	8/1/11
Collarity, Inc.		911,221	911,221	5/1/11
Cuil, Inc.		4,717,519	4,717,519	12/1/12
Delve Networks, Inc.		480,435	480,435	7/1/11
Digital Railroad, Inc.		23,121	773,121	*
Donnerwood Media, Inc.		583,387	583,387	5/1/11
EForce Media, Inc.		780,436	1,530,436	*
Flock, Inc.		611,751	611,751	5/1/10
Genius.com Incorporated		644,609	644,609	8/1/10
Goodmail Systems, Inc.		236,198	236,198	2/1/09

iGroup Network, Inc.		124,789	124,789	8/1/10
Inigral, Inc.		141,574	141,574	8/1/11
Insider Guides, Inc.		1,411,865	1,411,865	4/1/11
Koders, Inc.		247,948	247,948	5/1/11
Like.com		1,774,464	1,774,464	7/1/11
Loomia, Inc.		478,763	478,763	12/1/11
Multiply, Inc.		863,958	863,958	9/1/11
NetBase Solutions, Inc.		785,612	785,612	9/1/11
Philotic, Inc.		163,269	163,269	7/1/11
ProQuo, Inc.		698,842	698,842	6/1/10
Quantcast Corporation		2,272,473	2,272,473	12/1/11
Radar Networks, Inc.		707,334	707,334	10/1/10
Return Path Holdings, Inc.		1,742,945	1,742,945	12/1/10
RPM Communications, Inc.		482,272	482,272	12/1/10
Sharpcast, Inc.		1,622,910	1,622,910	8/1/10
SnapJot, Inc.		88,497	88,497	10/1/09
TheFind, Inc.		1,140,560	1,140,560	12/1/11
ThisNext, Inc.		696,777	696,777	5/1/11
Tribe Networks, Inc.		-	465,007	*
UrthTV, Inc.		124,174	492,174	*
Ustream.TV, Inc.		167,964	167,964	10/1/10
VetCentric, Inc.		1,583,099	1,583,099	10/1/11
Videojax, Inc.		397,400	397,400	12/1/10
Youku.com, Inc.		4,065,328	4,065,328	12/1/11
Subtotal:	15.8%	$33,381,818	$35,714,825

Medical Devices
Accuri Cytometers, Inc.		$719,964	$719,964	9/1/10
AirXpanders, Inc.		568,885	568,885	9/1/11
Ample Medical, Inc.		182,100	182,100	12/1/10
Aspire Medical, Inc.		1,541,811	1,541,811	12/1/09
Biomerix Corporation		1,440,309	1,440,309	12/1/11
Broncus Technologies, Inc.		4,776,006	4,776,006	8/1/11
CyberHeart, Inc.		1,446,125	1,446,125	8/1/11
Emphasys Medical, Inc.		5,798,638	5,798,638	1/1/11
Evalve, Inc.		2,556,663	2,556,663	8/1/09
Evera Medical, Inc.		652,304	652,304	3/1/11
HandyLab, Inc.		1,891,377	1,891,377	12/1/10
iBalance Medical, Inc.		1,130,235	1,130,235	9/1/10
Intellidx, Inc.		1,821,166	1,821,166	4/1/11
Myocor, Inc.		15,991	165,991	*
MyoScience, Inc.		1,052,349	1,052,349	6/1/11
Nellix, Inc.		436,173	436,173	7/1/11
NeoGuide Systems, Inc.		1,668,873	1,668,873	7/1/10

Oculus Innovative Sciences, Inc.		574,060	574,060	4/1/09
Percutaneous Systems, Inc.		336,520	336,520	9/1/09
Softscope Medical Technologies, Inc.		441,834	441,834	6/1/11
Varix Medical Corporation		272,577	272,577	4/1/11
VasoNova, Inc.		296,167	296,167	6/1/11
Subtotal:	14.0%	$29,620,127	$29,770,127

Other Healthcare
Advanced ICU Care, Inc.		$257,271	$257,271	10/1/10
Chakshu Research, Inc.		2,092,845	2,092,845	12/1/09
MedManage Systems, Inc.		320,609	320,609	8/1/10
NanoSphere, Inc.		4,040,565	4,040,565	8/1/10
Pharmacy TV Network, Inc.		-	336,005	*
Skylight Healthcare Systems, Inc.		4,631,729	4,631,729	10/1/11
Subtotal:	5.4%	$11,343,019	$11,679,024

Other Technology
EoPlex Tehcnologies, Inc.		$874,681	$874,681	6/1/11
Integrity Block, Inc.		123,197	123,197	12/1/11
Nanoconduction, Inc.		1,220,124	1,320,124	*
Nanogram Corporation		1,417,513	1,417,513	12/1/10
Nanosolar, Inc.		558,784	558,784	5/1/10
Nanostellar, Inc.		516,437	516,437	7/1/09
Oryxe Energy International, Inc.		868,850	868,850	5/1/10
Sezmi Corporation		2,447,672	2,447,672	5/1/11
Solaria Corporation		4,319,935	4,319,935	3/1/11
Sub-One Technology, Inc.		3,125,834	3,125,834	12/1/11
Triformix, Inc.		66,758	66,758	3/1/09
Subtotal:	7.3%	$15,539,785	$15,639,785

Security
Apere, Inc.		$164,988	$164,988	5/1/09
CipherOptics, Inc.		1,251,761	1,251,761	3/1/10
Dragnet Solutions, Inc.		930,103	930,103	6/1/11
Guardian Analytics, Inc.		999,191	999,191	8/1/11
Mi5, Inc.		60,279	60,279	7/1/09
Nevis Networks, Inc.		177,023	357,023	*
Safend, Inc.		1,077,259	1,077,259	12/1/09
TrustedID, Inc.		1,704,282	1,704,282	6/1/11
Vericept Corporation		1,006,007	1,006,007	6/1/09
Voltage Security, Inc.		1,543,130	1,543,130	6/1/09
Subtotal:	4.2%	$8,914,023	$9,094,023

Semiconductors & Equipment

Alereon, Inc.		$1,230,053	$1,230,053	7/1/10
Azuro, Inc.		1,539,125	1,539,125	2/1/10
Bitwave Semiconductor, Inc.		463,960	463,960	12/1/09
Celestial Semiconductor, Inc.		577,398	1,177,398	*
Cswitch Corporation		1,610,118	1,610,118	6/1/10
Discera, Inc.		408,041	408,041	1/1/11
Gigafin Networks, Inc.		73,414	1,773,414	*
Insilica, Inc.		1,239,094	1,239,094	7/1/10
Intergrated Materials, Inc.		949,757	949,757	3/1/10
Intelleflex Corporation		1,368,950	1,368,950	4/1/11
InvenSense, Inc.		847,866	847,866	1/1/11
KeyEye Communications, Inc.		525,420	3,325,420	*
Luminescent Technologies, Inc.		859,300	859,300	7/1/09
LV Sensors, Inc.		2,525,455	2,525,455	6/1/11
NetXen, Inc.		931,779	931,779	10/1/10
RMI Corporation		5,877,281	5,877,281	7/1/10
Siport, Inc.		1,419,627	1,419,627	7/1/11
Teknovus, Inc.		1,258,762	1,258,762	3/1/10
Tela Innovations, Inc.		339,674	339,674	10/1/10
Zenverge, Inc.		1,814,541	1,814,541	3/1/11
Subtotal:	12.2%	$25,859,615	$30,959,615

Software
5Square Systems Corporation		$653,939	$1,043,939	*
Anchor Intelligence, Inc.		957,600	957,600	12/1/11
Arena Solutions, Inc.		1,999,034	1,999,034	1/1/10
Athena Design Systems, Inc.		195,504	195,504	*
Berkeley Design Automation, Inc.		1,195,112	1,195,112	4/1/11
BlueRoads Corporation		865,812	2,595,816	*
Bocada, Inc.		698,243	698,240	10/1/09
Canopy Financial, Inc.		1,576,989	1,576,989	7/1/11
Cloudmark, Inc.		1,881,861	1,881,861	3/1/11
Coghead, Inc.		729,763	979,763	*
Demandbase, Inc.		566,045	566,045	11/1/10
Emergent Game Technologies, Inc.		289,170	289,170	7/1/09
Enkata Technologies, Inc.		140,433	140,433	4/1/10
Evincii, Inc.		181,982	181,982	10/1/10
Future Point Systems, Inc.		434,897	434,897	4/1/11
Gizmo5 Technologies, Inc.		1,398,476	1,398,476	*
Integrien, Inc.		2,214,703	2,214,703	7/1/10
IT Structures, Ltd.		177,483	177,483	9/1/10
JasperSoft, Inc.		2,085,135	2,085,135	5/1/11
Kabira Technologies, Inc.		1,993,845	1,993,845	12/1/10
Kareo, Inc.		164,801	164,801	7/1/10

Market6, Inc.		784,091	784,091	7/1/10
MetaCarta, Inc.		1,067,954	1,067,954	11/1/09
NR2B Research, Inc.		2,210,742	2,210,742	3/1/11
Nusym Technologies, Inc.		83,627	83,627	4/1/09
Orb Networks, Inc.		269,315	269,315	8/1/10
RingCube Technologies, Inc.		1,118,349	1,118,349	4/1/11
Siperian, Inc.		1,535,645	1,535,645	10/1/09
Solidcore Systems, Inc.		1,548,855	1,548,855	10/1/09
Steelwedge Software, Inc.		903,812	903,812	4/1/09
Ultriva, Inc.		688,783	688,783	12/1/09
Universal Ad, Inc.		572,500	572,500	10/1/10
Visible World, Inc.		2,129,073	2,129,073	12/1/10
Xtime, Inc.		356,586	356,586	1/1/11
Zoove Corporation		1,300,617	1,300,617	7/1/11
Subtotal:	16.5%	$34,970,776	$37,340,777

Technology Services
Neutral Tandem, Inc.		$3,715,046	$3,715,046	3/1/10
OpSource, Inc.		5,495,488	5,495,488	12/1/11
SG Micro, Inc.		645,515	645,515	4/1/11
Subtotal:	4.7%	$9,856,049	$9,856,049

Wireless
Altierre Corporation		$279,422	$279,422	4/1/09
Cellfire, Inc.		2,140,000	2,140,000	4/1/11
DeFi Mobile, Ltd.		308,247	308,247	2/1/11
Dilithium Networks, Inc.		2,357,376	2,357,376	6/1/11
Emotive Communications, Inc.		604,789	604,789	1/1/11
Hands-On Mobile, Inc.		1,893,788	1,893,788	5/1/10
July Systems, Inc.		484,935	484,935	5/1/10
LimeLife, Inc.		1,074,881	1,074,881	10/1/09
Magnolia Broadband, Inc.		1,095,341	1,095,341	7/1/09
Nextivity, Inc.		2,592,713	2,592,713	5/1/11
Ooma, Inc.		190,681	190,681	5/1/09
Ortiva Wireless, Inc.		1,587,322	1,587,322	5/1/11
Quickoffice, Inc.		845,931	845,931	7/1/10
S5 Wireless, Inc.		1,872,264	1,872,264	5/1/10
SandLinks, Inc.		626,890	626,890	6/1/10
ScanR, Inc.		1,893,601	1,893,601	7/1/11
Send Me, Inc.		2,276,135	2,276,135	12/1/11
SmartDrive Systems, Inc.		904,650	904,650	6/1/10
Venturi Wireless, Inc.		929,810	929,810	11/1/10
Vivotech, Inc.		880,460	880,460	8/1/09
Wavion, Inc.		1,059,566	1,059,566	7/1/10

WiSpry, Inc.		490,381	490,381	4/1/10
Subtotal:	12.5%	$26,389,183	$26,389,183

Total: (Cost of $ 236,960,903)	106.6%	$225,801,890	$236,960,903

* As of December 31, 2008, loans with a cost basis of $19.7 million and a fair value of $8.6 million have been classified as non-accrual.  These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At September 30, 2009, the Fund had one unexpired unfunded commitment of $0.1 million to a borrower, which is due to expire in December 2009.

Valuation Hierarchy

Under ASC 820-10, the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

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

The following table presents the balances of assets and liabilities as of September 30, 2009 and December 31, 2008 measured at fair value on a recurring basis:

As of September 30, 2009	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ -	$ 106,838,638	$ 106,838,638
Other investment	-	-	36,610	36,610
Cash equivalents	5,218,998	-	-	5,218,998

Total assets	$ 5,218,998	$ -	$ 106,875,248	$ 112,094,246

As of December 31, 2008	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ -	$ 225,801,890	$ 225,801,890
Cash equivalents	53,634,366	-	-	53,634,366

Total assets	$ 53,634,366	$ -	$ 225,801,890	$ 279,436,256

LIABILITIES:
Interest rate swap agreement	$ -	$ 903,517	$ -	$ 903,517

Total liabilities	$ -	$ 903,517	$ -	$ 903,517

The fair value of the interest rate swap agreement as of September 30, 2009 and December 31, 2008 was zero and $(903,517), respectively and is included in other accrued liabilities.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Nine		For the Nine
	Months Ended		Months Ended
	September 30, 2009		September 30, 2008
	Loans to borrowers	Other investment	Loans to borrowers	Other investment
Beginning balance	$ 225,801,890	$ -	$ 369,857,127	$ -
Acquisitions	4,113,299	875,000	92,994,971	-
Principal reductions	(113,374,966)	(103,390)	(171,820,451)	-
Net change in the unrealized loss
from investments	(2,298,860)	(735,000)	(6,885,788)	-
Net realized loss from investments	(7,402,725)	-	(1,852,796)	-
Ending balance	$ 106,838,638	$ 36,610	$ 282,293,063	$ -

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

5.

CAPITAL STOCK

As of September 30, 2009 and December 31, 2008, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Fund as of September 30, 2009 and December 31, 2008 was $245.0 million.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2009 and 2008.

	For the Nine Months	For the Nine Months
	Ended September 30, 2009	Ended September 30, 2008
Cash distributions	$ 94,000,000	$ 22,700,000
Distributions of equity securities	6,501,388	6,575,293

Total distributions to shareholder	$ 100,501,388	$ 29,275,293

Final classification of the distributions as either a return of capital or a distribution of income is an annual   determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and      profits. During the three months ended September 30, 2009, $1,522,466, which had previously been classified as distributions of income to shareholder, was reclassified as return of capital to shareholder.

6.

DEBT FACILITY

On June 10, 2009, the Fund fully paid off all of its borrowing under the debt facility and incurred a realized loss of $0.3 million as a result of terminating the interest rate swap agreement associated with the facility.

7.

OTHER INVESTMENT

In May 2009, the Fund repossessed the collateral from a borrower who was having financial difficulties.  At the time of the repossession, the loan from the borrower had a cost basis of $2,433,298 and a book value of $1,213,298.  The repossessed assets were immediately contributed to a newly formed LLC (Sensors Licensing, LLC, “SL LLC”) in conjunction with a licensing agreement between SL LLC and an unaffiliated third party.  The Fund and Venture Lending & Leasing V, Inc. each have a 50% ownership interest in SL LLC.

At the time the assets were contributed to SL LLC they were valued at $1,750,000 based on expectations of cash flows from the licensing arrangement.  The Fund took a realized loss on the loan in the amount of $1,558,298 at the time the transaction was consummated.  The realized loss is the difference between the Fund’s portion of the value of the assets repossessed and the book value of $2,433,298.

SL LLC collected $200,000 and distributed $100,000 to the Fund.  The unaffiliated third party cancelled the licensing agreement during the three months ended June 30, 2009. SL LLC continues to distribute proceeds from the sale of equipment as cash becomes available.

Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund had taken a $735,000 fair market reduction during the three months ended June 30, 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund’s portion of the expected liquidation value of the asset as of September 30, 2009 is $36,610.

8.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2009 and 2008.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended Sept 30, 2009	For the Three Months Ended Sept 30, 2008	For the Nine Months Ended Sept 30, 2009	For the Nine Months Ended Sept 30, 2008

Total return *	8.04%	9.70%	1.70%	8.04%

Per share amounts:
Net asset value, beginning of period	$1,458.36	$2,145.29	$2,118.90	$2,288.56
Net investment income	34.40	69.73	120.39	218.25
Net realized and change in unrealized loss
from investments and hedging activities	(5.20)	(17.70)	(105.81)	(89.55)
Net increase in net assets
resulting from operations	29.20	52.03	14.58	128.70
Capital contributions	-	-	-	25.00
Income distributions to shareholder	-	(47.81)	(35.88)	(292.75)
Return of capital to shareholder	(359.10)	-	(969.14)	-

Net asset value, end of period	$1,128.46	$2,149.51	$1,128.46	$2,149.51

Net assets, end of period	$112,846,231	$214,950,969	$112,846,231	$214,950,969

Ratios to average net assets:

Expenses*	2.33%	8.44%	3.89%	8.59%
Net investment income*	9.46%	13.00%	8.92%	13.31%
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

 Results of Operations –For the three and nine months ended September 30, 2009 and 2008

Total investment income for the three months ended September 30, 2009 and 2008 was $4.3 million and $11.5 million, respectively, which primarily consisted of interest on venture loans outstanding during the period. Total investment income for the nine months ended September 30, 2009 and 2008 was $17.3 million and $35.9 million, respectively, which primarily consisted of interest on venture loans outstanding during the period.  The remaining income consisted of interest and dividends on the temporary investment of cash, the forfeiture of deposits from prospective borrowers, late fees from borrowers, other income from commitment fees, and warrants received for loans that will never be funded. The decrease in investment income is caused mainly by the decline in performing loans from $217.2 million as of December 31, 2008, to $97.0 million as of September 30, 2009.  This was partially offset by increasing interest rates, as average interest rates increased from 15.43% for the three months ended September 30, 2008 to 15.54% for the three months ended September 30, 2009; and 14.69% for the nine months ended September 30, 2008 to 15.20% for the nine months ended September 30, 2009.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Management fees for the three months ended September 30, 2009 and 2008 were $0.7 million and $2.1 million, respectively. Management fees for the nine months ended September 30, 2009 and 2008 were $3.0 million and $6.4 million, respectively.  Management fees are based on assets under management, and decreased due to the decrease in assets under management relative to the previous year.

Total interest expense was zero and $2.0 million for the three months ended September 30, 2009 and 2008, respectively. Interest expense decreased for the period because average borrowings outstanding under the debt facility decreased from $115.0 million for the three months ended September 30, 2008 to $0 for the three months ended September 30, 2009 as the debt facility was settled as of June 9, 2009.  Total interest expense was $1.7 million and $5.8 million for the nine months ended September 30, 2009 and 2008, respectively. Interest expense decreased for the period because average borrowings outstanding under the debt facility decreased from $128.1 million for the nine months ended September 30, 2008 to $39.2 million for the nine months ended September 30, 2009.

Total banking and professional fees was $0.1 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively. Total banking and professional fees was $0.4 million and $1.7 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease for the period was primarily related to a decrease in credit insurance fees and banking fees resulting from decreasing the facility size and principal reductions under the banking facility.

The total other operating expenses for the three months ended September 30, 2009 and 2008 were less than $0.1 million, respectively.  The total other operating expenses for the nine months ended September 30, 2009 and 2008 were less than $0.1 million and $0.1 million, respectively.

Net investment income for the three months ended September 30, 2009 and 2008 was $3.4 million and $7.0 million, respectively.  Net investment income for the nine months ended September 30, 2009 and 2008 was $12.0 million and $21.8 million, respectively.

Total net realized loss from investments was $(5.0) million and $(1.6) million for the three months ended September 30, 2009 and 2008, respectively. Total net realized loss from investments was $(7.4) million and $(1.9) million for the nine months ended September 30, 2009 and 2008, respectively.  The realized losses consist of write offs, net of recoveries of previously written off uncollectible loans.

Net change in unrealized gain (loss) from investments for the three months ended September 30, 2009 and 2008 was $4.4 million and $(0.2) million, respectively. Net change in unrealized loss from investments for the nine months ended September 30, 2009 and 2008 was $(3.0) million and $(6.9) million, respectively. The unrealized gain (loss) consists of fair market value adjustments of loans.

The net realized and unrealized gain (loss) from hedging activities for the three months ended September 30, 2009 and 2008 was $0 and less than $0.1 million, respectively. The net realized and unrealized loss from hedging activities for the nine months ended September 30, 2009 and 2008 was $(0.1) million and $(0.2) million, respectively.  The realized and unrealized gain (loss) consist of the unrealized gains and losses from hedging activities and the net interest received or paid on the interest rate swap transaction beginning with the quarter ended September 30, 2008.

Net increase in net assets resulting from operations for the three months ended September 30, 2009 and 2008 was $2.9 million and $5.2 million, respectively. Net increase in net assets resulting from operations for the nine months ended September 30, 2009 and 2008 was $1.5 million and $12.9 million, respectively.  On a per share basis, net increase in net assets resulting from operations was $29.20 and $52.04 for the three months ended September 30, 2009 and 2008, respectively. On a per share basis, net increase in net assets resulting from operations was $14.57 and $128.71 for the nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources – September 30, 2009 and December 31, 2008

Total capital contributed to the Fund was $245.0 million, prior to the distribution of capital, as of September 30, 2009 and December 31, 2008, respectively.  Committed capital to the Company at September 30, 2009 and December 31, 2008 was $250.0 million, all of which had been called.

On June 10, 2009, the Fund fully paid off all of its borrowings under the debt facility and terminated the facility. The Fund incurred a realized loss of $0.3 million as a result of terminating the interest rate swap agreement associated with the facility.

The Fund entered into an interest rate swap agreement to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities have been separately reported from unrealized gains and losses from investments and are included in realized and unrealized gain (loss) from hedging activities in these financial statements.  Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008 (amounts were previously included in interest expense and were not considered material). As of December 31, 2008, the fair value of the interest rate swap was recorded in other accrued liabilities.  Valuation of the swap agreement was based on future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date.  On June 9, 2009, the Fund paid approximately $0.3 million in order to terminate its swap agreement in connection with the repayment of borrowings under the Fund’s debt facility (see Note 6). This amount has been recorded in realized and unrealized gain (loss) from hedging activities in the condensed statement of operations.

As of September 30, 2009 and December 31, 2008, 5% and 19%, respectively, of the Fund's assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans during the three and nine months ended September 30, 2009.  Amounts disbursed under the Fund's loan commitments totaled approximately $4.1 million during the period from December 31, 2008 through September 30, 2009.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $119.0 million for the same period.  Unexpired, unfunded commitments totaled less than $0.1 million as of September 30, 2009.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustment	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
September 30, 2009	$934.5 million	$827.7 million	$106.8 million	$0.1 million
December 31, 2008	$930.3 million	$704.6 million	$225.8 million	$11.8 million

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

The Fund entered into interest rate swap transactions to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities are separately reported from unrealized gains and losses from investments and are included in realized and unrealized gain (loss) from hedging activities in these financial statements.  Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008 (amounts were previously included in interest expense and were not considered material). The fair value of the interest rate swap is recorded in other assets or other liabilities and the change in the fair value is recorded as a change in unrealized gain (loss) from investment and hedging activities.

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of income for the nine months ended September 30, 2009.  Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003.  No other shares of the Fund have been sold; however the Fund received an additional $245.0 million of paid in capital during the period from May 28, 2004 through September 30, 2009 which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING IV, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

November 13, 2009

Date:

November 13, 2009

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

Date: November 13, 2009

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

Date: November 13, 2009

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

November 13, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer

November 13, 2009