Form 10-K
period 2009-12-31
VENTURE LENDING & LEASING IV INC
filed 2010-03-25
CIK 1271808

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

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

Yes __ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K: X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer _____

Accelerated filer _____

 Non-accelerated filer   X

Smaller reporting company _____

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes __ No X

As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 25, 2010 was 100,000.

Documents Incorporated by Reference

Document Description

10-K Part

Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting

of Shareholders to be held May 12, 2010

III

PART I

ITEM 1.

BUSINESS.

Introduction.

Venture Lending & Leasing IV, Inc. (the “Fund”) was incorporated in Maryland on October 31, 2003, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing IV, LLC, a Delaware limited liability company (the “Company”).  The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, in the form of secured loans.  Additionally, the Fund may provide debt financing to public and late-stage private companies.  Prior to commencing its operations on May 28, 2004, the Fund had no operations other than the sale of 100,000 shares to the Company for $25,000.  As of December 31, 2009, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.

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

ITEM 1A.  RISK FACTORS.

GENERAL

Reliance on Management. The Fund is wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund's Board of Directors.  Although the principals of the Manager have over 60 years' of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective.  Furthermore, the Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies.  The officers of the Manager have primary responsibility for the selection of the companies in which the Fund invests, the negotiation of the terms of such investments and the monitoring of such investments after they are made.  Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund.  Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill their positions.

Long-Term Investment. The Fund has ceased making new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary following the first closing of the Company’s offering of membership interests and will distribute the proceeds of repayment, prepayment or sale of its investments, net of any principal repayments on borrowings, reserves, expenses or other obligations of the Fund, amounts paid on exercise of warrants and certain other amounts paid to protect the value of existing investments (including pay-to-play provisions).  The Fund's Articles of Incorporation provide that, on December 31, 2012, the Fund automatically will be dissolved without any action by its shareholders.  From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder.  Although the Fund generally does not invest in any loan with a maturity date later than December 31, 2012, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, the Fund will not fully realize on a loan by the original maturity date.  Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments), to the extent those investments were retained by the Fund and not distributed earlier to its shareholders, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market.  As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution.  In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholder.  In such case, the shareholder would bear any expenses attendant to the liquidation of such assets.

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

Leverage. The Fund had previously borrowed and issued debt securities to banks, insurance companies and other lenders to obtain additional funds to originate venture loans.  Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have "Asset Coverage" of at least 200%.  "Asset Coverage" means the ratio which the value of the Fund's total assets, less all liabilities not represented by (i) the borrowings and (ii) any other liabilities constituting "senior securities" under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities.  The practical effect of this limitation is to limit the Fund's borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities.  The 1940 Act also requires that, if the Fund borrows money, provision be made to prohibit the declaration of any dividend or other distribution on the shares (other than a dividend payable in shares), or the repurchase by the Fund of shares, if, after payment of such dividend or repurchase of shares, the Asset Coverage of such borrowings would be below 200%.  If the Fund is unable to pay dividends or distributions in the amounts required under the Internal Revenue Code, it might not be able to qualify as a RIC or, if qualified, to continue to so qualify. The Fund paid off its bank debt in 2009 and does not anticipate additional bank borrowings.

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

INVESTMENT RISKS

International Investments.  The Fund could invest up to, but not more than, 30% of its total assets in foreign based companies.  Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including the risk of war and political unrest, the impact of laws and policies of foreign governments and the United States affecting foreign investment, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.  Additionally, as discussed under “Remedies Upon Default” below, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country.

Credit Risks. Most of the companies with which the Fund enters into financing transactions have not achieved profitability, experience substantial fluctuations in their operating results or, in some cases, do not have significant operating revenues.  The ability of these companies to meet their obligations to the Fund, therefore, depends to a significant extent on the willingness of a borrower's equity venture capital investors or outside investors to provide additional equity financing, which in turn depends on the borrower's success in meeting its business plan, the market climate for venture capital investments and many other factors.  The companies to which the Fund provides financing frequently engage in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured.  These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence or rapidly changing regulatory environments which could adversely affect their prospects.  The success of such companies often depends on the management talents and efforts of one person or small group of persons whose death, disability or resignation would adversely affect the company.

Remedies Upon Default.  In the event of a default on a portfolio loan, the available remedies to the Fund include legal action against the borrower and foreclosure or repossession of collateral given by the borrower.  The Fund can experience significant delays in exercising its rights as a secured lender, and might incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment.  The Fund generally will require that it have a first priority security interest in any equipment of a borrower financed with the proceeds of the Fund’s loans, although that security interest may extend to the borrower’s other assets in which another lender might have a senior or parity security interest.  On occasion, the Fund will make loans to a borrower that has one or more other secured lenders.  In such circumstances, the Fund may share all or a portion of its collateral with the other lender(s) and will enter into intercreditor agreements governing the respective rights of the Fund and such other lender(s), which could limit the Fund’s flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral.  In the case of growth capital or working capital loans (where the loan proceeds can be used by the company for general corporate purposes), the Fund will typically receive a broader lien on substantially all of the borrower’s assets, including its intellectual property.

The Fund utilizes certain of its funds in investments that involve the financing of equipment assets.  Equipment assets are often subject to rapid depreciation or obsolescence such that it is likely the value of the assets underlying a loan to finance such assets will depreciate during the term of the loan transaction below the amount of the borrower’s obligations.  In addition, although borrowers are required under the transaction documents to provide customary insurance for the assets underlying a loan, and are prohibited from disposing of the assets without the Fund’s consent, compliance with these covenants cannot be assured and, in the event of non-compliance, the assets could become unavailable to the Fund due to destruction, theft, sale or other circumstances.  Realization of value from intellectual property collateral can also be time consuming and present special challenges, given the often unique nature and limited market for such assets.  The Fund’s ability to obtain payment beyond the collateral underlying the loan from the borrower might be limited by bankruptcy or similar laws affecting creditors’ rights.  In limited instances where the Fund takes security interests in a borrower’s assets located in a foreign country, there may be practical and local law impediments to cost-effective recovery against such collateral.  Therefore, there can be no assurance that the Fund would ultimately collect the full amount owed on a defaulted loan.

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

Challenges in Financial Markets.  The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility in the global financial markets reached unprecedented levels during 2008 and 2009, and these conditions may continue in the future. The Fund’s estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions, limiting the number of observable input available to management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to utilize leverage to maximize the return it achieves on investments.

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

[REMOVED AND RESERVED].

PART II.

ITEM 5.

MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

The Fund’s Common Stock is not listed on any securities exchange, and all holders of the Fund’s Common Stock are subject to agreements significantly restricting the transferability of their shares.

The number of holders of record of the Fund’s Common Stock at March 25, 2010 was 1.

The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund less applicable reserves exceeds warrant distributions and deemed distributions.  The Fund has also established a policy for return of capital distributions.  As of December 31, 2009, the Fund had distributed $243.2 million to date to its shareholder, of which $211.9 million was in cash.

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

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005
Statement of Operations Data:
Investment income:
Interest on loans	$21,049,664	$45,364,508	$56,062,573	$45,927,371	$21,875,022
Other interest and other income	202,031	598,688	2,066,317	1,323,733	1,438,967
Total investment income	21,251,695	45,963,196	58,128,890	47,251,104	23,313,989
Expenses:
Management fee	3,530,829	8,219,410	10,577,860	8,564,934	6,250,000
Interest expense	1,744,528	7,460,116	11,184,921	8,756,294	3,384,093
Banking and professional fees	523,226	2,265,349	1,876,770	1,612,589	1,577,030
Other operating expenses	143,920	161,509	150,874	129,264	106,110
Total expenses	5,942,503	18,106,384	23,790,425	19,063,081	11,317,233
Net investment income	15,309,192	27,856,812	34,338,465	28,188,023	11,996,756
Net realized loss from investment
transactions	(9,446,785)	(2,023,528)	(5,258,686)	(889,714)	-
Net change in unrealized gain (loss) from
investment	(2,125,192)	(8,757,716)	818,704	(3,220,000)	-
Net realized and unrealized gain (loss)
from hedging activities	(145,128)	(854,500)	(1,519,151)	(249,135)	562,213
Net realized and unrealized gain (loss)
from investment and hedging activities	(11,717,105)	(11,635,744)	(5,959,133)	(4,358,849)	562,213
Net increase in net assets
resulting from operations	$ 3,592,087	$ 16,221,068	$ 28,379,332	$ 23,829,174	$ 12,558,969

AMOUNTS PER COMMON SHARE:
Net increase in net assets
resulting from operations	$35.92	$162.21	$283.79	$238.29	$125.59
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000	100,000

	As of	As of	As of	As of	As of
	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005
Balance Sheet Data:
Loans	$ 78,115,522	$ 225,801,890	$ 369,857,17	$420,328,200	$250,865,135
Net assets	$ 84,389,884	$ 211,890,358	$ 228,855,506	$238,148,475	$155,748,413
Borrowings under debt facility	$ -	$ 68,015,512	$ 156,015,512	$204,615,512	$117,415,512

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

CRITICAL ACCOUNTING POLICIES

The Manager has identified the most critical accounting estimates upon which the financial statements depend.  The Manager has determined the critical accounting estimates by considering accounting policies that involve the most complex or subjective decisions or assessments.  The two critical accounting policies relate to the valuation of loans and treatment of nonaccrual loans.

Performing loans and nonaccrual loans are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of footnote 2 to the financial statements (Summary of Significant Accounting Policies).  Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan.  The actual value of the loans may differ from management’s estimates, which would affect net increase (decrease) in net assets resulting from operations as well as assets.

Results of Operations – For the years ended December 31, 2009, 2008 and 2007

Total investment income for the years ended December 31, 2009, 2008, and 2007  was $21.3 million, $46.0 million and $58.1 million, respectively, which primarily consisted of interest on venture loans outstanding during the period.  The remaining income consisted of interest and dividends on the temporary investment of cash, the forfeiture of deposits from prospective borrowers, late fees from borrowers, other income from commitment fees, and warrants received for loans that will never be funded.  The current year decrease in investment income is primarily a result of the decreased loan base on which interest is charged.  This decrease is a result of the Fund’s stage in its life and the fact that the Fund continues to receive principal payments on loans, but has dramatically reduced new fundings.  Gross performing loans decreased to $69.8 million as of December 31, 2009 from $217.2 million as of December 31, 2008 and  $368.2 million as of December 31, 2007.  Average gross outstanding loans calculated on a monthly basis declined to $133.8 million for 2009 from $301.3 million for 2008 and $404.3 million for 2007.  This was partially offset by increasing interest rates, as average interest rates increased to 15.73% for the year ended December 31, 2009 from 15.06% for the year ended December 31, 2008 and 13.87% for the year ended December 31, 2007.

Expenses for the years ended December 31, 2009, 2008, and 2007 were $5.9 million, $18.1 million, and $23.8 million, respectively. Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets.  Management fees for the Fund were $3.5 million, $8.2 million, and $10.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Management fees were based on assets under management. Assets decreased in 2009 and 2008, which explains the decrease in management fees in 2009 and 2008.  Interest expense was $1.7 million, $7.5 million, and $11.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.  Borrowings under the debt facility decreased to zero as of December 31, 2009 from $68.0 million as of December 31, 2008 and $156.0 million as of December 31, 2007.  During that period, average bank debt outstanding calculated on a monthly basis declined to $39.2 million for 2009 from $118.2 million for 2008 and $191.6 million for 2007.  Additionally, interest rates increased to 8.90% for the year ended December 31, 2009 from  6.31% for the year ended December 31, 2008 and 5.84% for the year ended December 31, 2007.  See the discussion under the Risk Factor entitled “Leverage” for information about the interest rate hedging transactions entered into by the Fund to attempt to limit risks associated with borrowing at variable rates but lending at fixed rates.  Banking and professional fees were $0.5 million, $2.3 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The increase in banking and professional fees from 2007 to 2008 was primarily related to the reduction of the estimated period of availability of the bank facility which casusd the fund to accelerate the amortization of the prepaid banking fees . The decrease in such fees in 2009 was primarily related to a decrease in credit insurance fees and banking fees resulting from decreasing the facility size and principal reductions under the banking facility. Other operating expenses were $0.1 million, $0.2 million, and $0.2 million, respectively, for the years ended December 31, 2009, 2008, and 2007.  These expenses included director fees, custody fees, and other expenses related to the operation of the Fund.  Other operating expenses remained relatively stable for each of the three years presented.

Total net realized loss from investment transactions was $(9.4) million, $(2.0) million, $(5.3) million for the years ended December 31, 2009, 2008, and 2007 respectively. The realized losses consist of write offs, net of recoveries of previously written off uncollectible loans.

Total net change in unrealized gain (loss) from investment activities for the years ended December 31, 2009, 2008, and 2007 was $(2.1) million, $(8.8) million, and $0.8 million, respectively. The unrealized gains (losses) consist of fair market value adjustments of loans and other investments.

The net realized and unrealized loss from hedging activities for the years ended December 31, 2009, 2008 and 2007 was $(0.1) million, $(0.9) million, and $(1.5) million, respectively.  The realized and unrealized loss consist of the unrealized losses from hedging activities and the net interest received or paid on the interest rate swap transaction beginning with the quarter ended September 30, 2008.

Net increase in net assets resulting from operations for the years ended December 31, 2009, 2008, and 2007 was $3.6 million, $16.2 million, and $28.4 million, respectively.  On a per share basis, for the years ended December 31, 2009, 2008, and 2007,  there was a net increase in net assets resulting from operations of $35.92, $162.21, and $283.79, respectively.

Liquidity and Capital Resources -- December 31, 2009 and 2008

The Fund is owned entirely by the Company.  The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances.  As of December 31, 2009 and 2008 the Company had received subscriptions for capital in the amount of $250.0 million, all of which had been called and received.    As of December 31, 2008, the Fund had in place a securitization debt facility of $69 million to finance the acquisition of asset-based loans.  As of December 31, 2008, the Fund had $68.0 million of outstanding loans under this facility.  The interest rate on this facility was the “Prime” plus 4.00 percent, which on December 31, 2008, was 7.25 percent per year.

During the first quarter of 2009, the Fund reduced the size of its debt facility to finance the acquisition of asset-based loans from $69.0 million to $33.0 million.  On June 10, 2009, the Fund fully paid off all of its borrowing under the debt facility and terminated the facility and incurred a realized loss of $0.3 million as a result in terminating the interest rate swap agreement associated with the facility.

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

On June 9, 2009, the Fund paid approximately $0.3 million in order to terminate its swap agreement in connection with the repayment of borrowings under the Fund’s debt facility (see Note 4 to the financial statements). This amount has been recorded in realized and unrealized gain (loss) from hedging activities in the statement of operations.

As of December 31, 2009 and 2008, 7% and 19%, respectively of the Fund’s assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during 2009.  Amounts disbursed under the Fund’s loan commitments was $4.2 million for the year ended December 31, 2009.  Net loan amounts outstanding after amortization and valuation adjustments were approximately $78.1 million as of December 31, 2009.  Unexpired unfunded commitments as of December 31, 2009 were zero.

Year Ended	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustment	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
December 31, 2009	$934.5 million	$856.4 million	$78.1 million	$0
December 31, 2008	$930.3 million	$704.6 million	$225.8 million	$11.8 million

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in net assets resulting from operations by less than 1.0% for the year ended December 31, 2009.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results

This information has been derived from unaudited financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.  The operating results for any quarter are not necessarily indicative of results for any future year.  The format of the statements have been modified, thus certain numbers have been combined in order to fit the format of the statements.  Prior to commencing its operations on May 28, 2004, the Fund had no other operations other than the sale to the Venture Lending & Leasing IV, LLC of 100,000 shares of common stock, $0.001 par value for $25,000 in November 2003.  This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations

December 31, 2009 (Unaudited)

		Quarterly Information for the Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Investment Income:
Interest on loans	$ 7,144,593	$ 5,662,326	$ 4,282,755	$ 3,959,990
Other interest and other income	193,579	1,339	5,841	1,272
Total investment income	7,338,172	5,663,665	4,288,596	3,961,262
Expenses:
Management fees	1,370,605	918,645	710,237	531,342
Interest expense	1,209,579	534,948	-	1
Banking and professional fees	158,933	154,201	101,326	108,766
Other operating expenses	29,087	26,409	37,489	50,935
Total expenses	2,768,204	1,634,203	849,052	691,044
Net investment income	4,569,968	4,029,462	3,439,544	3,270,218
Net realized loss
from investment transactions	(222,849)	(2,217,866)	(4,962,009)	(2,044,061)
Net change in unrealized gain (loss) from
investments	(5,336,628)	(2,139,214)	4,441,981	908,669
Net realized and unrealized loss from
hedging activities	(78,334)	(66,794)	-	-
Net realized and unrealized loss from
investment and hedging activities	(5,637,811)	(4,423,874)	(520,028)	(1,135,392)
Net increase (decrease) in net assets
resulting from operations	$ (1,067,843)	$ (394,412)	$ 2,919,516	$ 2,134,826
Amount per common share:
Net increase (decrease) in net assets
resulting from operations	$ (10.68)	$ (3.94)	$ 29.20	$ 21.35
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2008 (Unaudited)

		Quarterly Information for the Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Investment Income:
Interest on loans	$ 12,847,707	$ 11,170,340	$ 11,337,514	$ 10,008,947
Other interest and other income	250,455	136,554	162,026	49,653
Total investment income	13,098,162	11,306,894	11,499,540	10,058,600
Expenses:
Management fees	2,277,075	2,087,906	2,083,458	1,770,971
Interest expense	1,968,494	1,920,197	1,951,637	1,619,788
Banking and professional fees	541,588	663,445	469,588	590,728
Other operating expenses	53,157	40,882	22,055	45,415
Total expenses	4,840,314	4,712,430	4,526,738	4,026,902
Net investment income	8,257,848	6,594,464	6,972,802	6,031,698
Net realized gain (loss)
from investment transactions	14	(260,284)	(1,592,526)	(170,732)
Net change in unrealized loss from
investments	(2,454,195)	(4,205,716)	(225,877)	(1,871,928)
Net realized and unrealized gain (loss) from
hedging activities	(1,531,656)	1,266,651	49,231	(638,726)
Net realized and unrealized loss from
investment and hedging activities	(3,985,837)	(3,199,349)	(1,769,172)	(2,681,386)
Net increase in net assets resulting
from operations	$ 4,272,011	$ 3,395,115	$ 5,203,630	$ 3,350,312
Amount per common share:
Net increase in net assets resulting
from operations	$ 42.72	$ 33.95	$ 52.04	$ 33.50
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2007 (Unaudited)

		Quarterly Information for the Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Investment Income:
Interest on loans	$ 15,061,428	$ 14,356,914	$ 13,484,226	$ 13,160,005
Other interest and other income	1,072,666	367,217	364,482	261,952
Total investment income	16,134,094	14,724,131	13,848,708	13,421,957
Expenses:
Management fees	2,840,639	2,714,285	2,586,995	2,435,941
Interest expense	2,943,583	2,976,322	2,859,350	2,405,666
Banking and professional fees	387,838	523,323	488,736	476,873
Other operating expenses	34,031	26,834	56,950	33,059
Total expenses	6,206,091	6,240,764	5,992,031	5,351,539
Net investment income	9,928,003	8,483,367	7,856,677	8,070,418
Net realized gain (loss) from
investments	(1,691,074)	(1,177,023)	(2,409,890)	19,301
Net change in unrealized gain (loss) from
investments	(315,007)	(424,209)	2,017,920	(460,000)
Net realized and unrealized gain (loss) from
hedging activities	(319,722)	407,362	(848,101)	(758,690)
Net realized and unrealized loss
from investment and hedging activities	(2,325,803)	(1,193,870)	(1,240,071)	(1,199,389)
Net increase in net assets resulting
from operations	$ 7,602,200	$ 7,289,497	$ 6,616,606	$ 6,871,029
Amount per common share:
Net increase in net assets resulting
from operations	$ 76.02	$ 72.89	$ 66.17	$ 68.71
Weighted average shares outstanding	100,000	100,000	100,000	100,000

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

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fourth fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Controls

There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the year ended December 31, 2009.

ITEM 9.B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund’s Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	65	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994.
Maurice C. Werdegar, President and Chief Executive Officer	45	Vice President, and other positions for Westech Investment Advisors since 2001

Jay L. Cohan, Vice President, Assistant Secretary	45	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	58	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005. VP Finance, ORACLE, Inc. 2005. VP and Corporate Treasurer, PeopleSoft, Inc. 2004-2005
David R. Wanek, Vice President	37	Vice President and other positions for Westech Investment Advisors since 2001

The information required by this item concerning the directors of the Fund and Section 16(a) compliance is contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 12, 2010 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Six Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The Fund has adopted a Code of Ethics that is applicable to all of its officers.  A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this item is contained in the Fund’s Proxy Statement under the caption “Proposal 1 -- To Elect Six Directors of the Fund” and is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in the Fund’s Proxy Statement under the caption “Annex A -- Beneficial Ownership of Fund Shares” and is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(a)

1.

Index to Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Statements of Assets and Liabilities as of December 31, 2009 and 2008

Statements of Operations for the Years ended December 31, 2009, 2008, and 2007

Statements of Changes in Net Assets for the Years ended December 31, 2009, 2008 and 2007

Statements of Cash Flows for the Years ended December 31, 2009, 2008 and 2007

Notes to Financial Statements

Financial Statement Schedules for the Years Ended December 31, 2009, 2008, and 2007 included in Item 15(a):

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

3(iii)

Amended and Restated Bylaws of the Fund, as amended as of December 31, 2009.

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

VENTURE LENDING & LEASING IV, INC.

(Registrant)

By:

/S/Maurice C. Werdegar

By:

/S/Martin D. Eng

Maurice C. Werdegar

Martin D. Eng

President and Chief Executive Officer

Chief Financial Officer

Date:   March 25, 2010

Date:   March 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

TITLE

DATE

By:

/S/John F. Cogan

Director

March 25, 2010

John F. Cogan

By:

/S/Salvador O. Gutierrez

Director

March 25, 2010

Salvador O. Gutierrez

By:

/S/J. Michael Egan

Director

March 25, 2010

J. Michael Egan

By:

/S/Louis W. Moelchert

Director

March 25, 2010

Louis W. Moelchert

By:

/S/Arthur Spinner

Director

March 25, 2010

Arthur Spinner

By:

/S/Ronald W. Swenson

Chairman & Director

March 25, 2010

Ronald W. Swenson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Venture Lending & Leasing IV, Inc.:

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing IV, Inc. (the "Fund"), as of December 31, 2009 and 2008, and the related statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Fund's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our procedures included confirmation of loans owned as of December 31, 2009, by correspondence with the borrowers or by other appropriate auditing procedures where replies from borrowers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing IV, Inc. as of December 31, 2009 and 2008, and the results of its operations, its cash flows, and changes in its net assets for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the financial statements include investments valued at $78,148,769 (92% of total assets) and $225,801,890 (80% of total assets) as of December 31, 2009 and 2008, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values.  Also discussed in Note 2 is the information used by management in making these estimates.

/S/ Deloitte & Touche LLP

March 25, 2010

San Francisco, California

VENTURE LENDING & LEASING IV, INC. Statements of Assets and Liabilities As of December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
ASSETS
Loans, at estimated fair value
(Cost of $90,664,727 and $236,960,903)	$ 78,115,522	$ 225,801,890
Cash and cash equivalents	5,798,774	53,634,366
Other investment (Cost of $768,247 and $0)	33,247	-
Other assets	1,067,235	3,919,063

Total assets	85,014,778	283,355,319

LIABILITIES
Borrowings under debt facility	-	68,015,512
Accrued management fees	531,342	1,760,033
Accounts payable and other accrued liabilities	93,552	1,689,416

Total liabilities	624,894	71,464,961

NET ASSETS	$ 84,389,884	$ 211,890,358

Analysis of Net Assets:

Capital paid in on shares of capital stock	$ 245,025,000	$ 245,025,000
Return of capital distributions	(145,305,203)	(19,026,404)
Accumulated deficit	(15,329,913)	(14,108,238)
Net assets (equivalent to $843.90 and $2,118.90 per share based on
100,000 shares of capital stock outstanding - see Note 7)	$ 84,389,884	$ 211,890,358

See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.

Statements of Operations

For the Years Ended December 31, 2009, 2008 and 2007

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007

INVESTMENT INCOME:
Interest on loans	$ 21,049,664	$ 45,364,508	$ 56,062,573
Other interest and other income	202,031	598,688	2,066,317
Total investment income	21,251,695	45,963,196	58,128,890

EXPENSES:
Management fees	3,530,829	8,219,410	10,577,860
Interest expense	1,744,528	7,460,116	11,184,921
Banking and professional fees	523,226	2,265,349	1,876,770
Other operating expenses	143,920	161,509	150,874
Total expenses	5,942,503	18,106,384	23,790,425
Net investment income	15,309,192	27,856,812	34,338,465

Net realized loss from investment transactions	(9,446,785)	(2,023,528)	(5,258,686)
Net change in unrealized gain (loss) from
investment	(2,125,192)	(8,757,716)	818,704
Net realized and unrealized loss from
hedging activities	(145,128)	(854,500)	(1,519,151)
Net realized and unrealized loss from
investment and hedging activities	(11,717,105)	(11,635,744)	(5,959,133)

Net increase in net assets
resulting from operations	$ 3,592,087	$ 16,221,068	$ 28,379,332
Net increase in net assets
resulting from operations per share	$ 35.92	$ 162.21	$ 283.79
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.

Statement of Changes in Net Assets

For the Years Ended December 31, 2009, 2008 and 2007

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007

Increase in net assets resulting from operations:
Net investment income	$ 15,309,192	$ 27,856,812	$ 34,338,465
Net realized loss from investment
transactions	(9,446,785)	(2,023,528)	(5,258,686)
Net change in unrealized gain (loss) from
investments	(2,125,192)	(8,757,716)	818,704
Net realized and unrealized loss
from hedging activities	(145,128)	(854,500)	(1,519,151)

Net increase in net assets resulting
from operations	3,592,087	16,221,068	28,379,332

Distributions of income to shareholder	(4,813,762)	(30,289,497)	(29,672,301)
Return of capital to shareholder	(126,278,799)	(5,396,719)	(12,000,000)
Capital share transactions	-	2,500,000	4,000,000
Total decrease	(127,500,474)	(16,965,148)	(9,292,969)

Net assets
Beginning of year	211,890,358	228,855,506	238,148,475

End of year	$ 84,389,884	$ 211,890,358	$ 228,855,506

See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.

Statements of Cash Flows

For the Years Ended December 31, 2009, 2008 and 2007

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$ 3,592,087	$ 16,221,068	$ 28,379,332
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	9,446,785	2,023,528	5,258,686
Net change in unrealized loss (gain) from investments	2,125,192	8,757,716	(818,704)
Net unrealized loss (gain) from hedging activities	(903,517)	(282,322)	1,519,151
Receipt of stock in lieu of fees	(138,594)	-	-
Amortization of deferred costs related to borrowing facility	580,951	566,203	247,929
Net decrease in other assets	2,271,896	1,064,673	833,073
Net decrease in accounts payable, other
accrued liabilities, and accrued management fees	(1,921,037)	(1,147,613)	(914,847)
Origination of loans	(4,178,004)	(103,342,815)	(191,104,517)
Principal payments on loans	134,133,615	232,777,054	236,756,017
Acquisition of equity securities	(60,188)	(4,446,461)	(4,592,711)
Net increase in other investment	(768,247)	-	-
Net cash provided by operating activities	144,180,939	152,191,031	75,563,409
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(124,000,000)	(27,400,000)	(36,700,000)
Contributions from shareholder	-	2,500,000	4,000,000
Borrowings under debt facility	-	5,000,000	20,400,000
Repayments of debt facility	(68,015,512)	(93,000,000)	(69,000,000)
Payment of bank facility fees and costs	(1,019)	(327,800)	(128,554)
Net cash used in financing activities	(192,016,531)	(113,227,800)	(81,428,554)
Net increase (decrease) in cash and cash equivalents	(47,835,592)	38,963,231	(5,865,145)
CASH AND CASH EQUIVALENTS:
Beginning of year	53,634,366	14,671,135	20,536,280
End of year	$ 5,798,774	$ 53,634,366	$ 14,671,135
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$ 2,054,376	$ 7,764,527	$ 11,288,935
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$ 7,092,561	$ 8,286,215	$ 4,972,301
Receipt of equity securities as repayment of loan	$ 6,893,780	$ 3,839,754	$ 379,590

See notes to financial statements

VENTURE LENDING & LEASING IV, INC.

Notes to Financial Statements

For the Years Ended December 31, 2009 and 2008

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

Valuation Methods

At December 31, 2009 and 2008, the financial statements include nonmarketable investments ($78,148,769 and $225,801,890 or approximately 92% and 80% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

Fair value is the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants.  There is no secondary market for the loans, hence management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value.  Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment.  The amount of any valuation adjustment is determined based upon a credit analysis of the borrower, and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery.

Money market funds and debt instruments held as Cash and Cash Equivalents are valued at their most recently posted net asset value, if available, or at amortized cost, provided such amount is not materially different from quoted price.

Debt securities held as Short-term Investments are valued based on current bid quotations of recognized dealers or, when market quotations are not readily available, based on appraisals received from a pricing service using a computerized matrix system, or based upon appraisals derived from information concerning the securities or similar securities received from recognized dealers in the securities.  Notwithstanding the foregoing, debt securities with remaining maturities of ninety (90) days or fewer generally are valued by amortizing the difference between their last available fair value and their par value, provided such amount is not materially different from quoted price.  As of December 31, 2009 and 2008, the Fund held no short-term investments.

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying estimated stock value, expected term, volatility, risk-free interest rate, among other factors.  Warrants are typically distributed immediately upon receipt to the Company.

Nonaccrual Loans

The Fund’s policy is to place a loan on nonaccrual status when the loan stops performing and management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status.  Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining management’s best estimate of fair value.. Interest received by the Fund on nonaccrual loans will be recorded on a cash basis.

As of December 31, 2009 and 2008, loans with a cost basis of $20.9 million and $19.7 million and a fair value of $8.6 million and $8.6 million, respectively, have been classified as nonaccrual.

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

On June 9, 2009, the Fund paid approximately $0.3 million to terminate its swap agreement in connection with the termination of the debt facility (see Note 4 to the financial statements). This amount has been recorded in net realized and unrealized gain (loss) from hedging activities in the statement of operations.

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

Challenges in Financial Markets

The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility in the global financial markets reached unprecedented levels during 2008 and 2009, and these conditions may continue into the future. The Fund’s estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions, limiting the number of observable inputs available to management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to utilize leverage to maximize the return it achieves on investments.

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

Recently Issued Accounting Pronouncements

On June 30, 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “Codification”).  The Codification is effective for interim and annual periods ending after September 15, 2009 and is the source, along with guidance issued by the Securities and Exchange Commission, of authoritative U.S. accounting and reporting standards for nongovernmental entities.  The Codification is a major restructuring of accounting and reporting standards designed to simplify user access to all authoritative accounting principles generally accepted in the United States of America (“U.S. GAAP”) by providing the authoritative literature in a topically organized structure.  The adoption of this statement did not have a material impact on the Fund’s financial statements.

In March 2008, the FASB issued Accounting Standards Codification (“ASC”) 815-10 (formerly FAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“ASC 815-10”). ASC 815-10 requires entities with derivative instruments to provide enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements.  The required information is intended to provide financial statement users an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This statement was effective for the Fund in the first quarter of fiscal 2009.  The adoption of this statement did not have a material effect on the Fund’s financial statements.

In April 2009, the FASB issued ASC 820-10 (formerly SFAS No. 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10”). This ASC provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This ASC was effective for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Fund’s financial statements.

The Fund adopted the Subsequent Events topic of the Codification (“[Topic 855/ASC 855]”) (formerly FASB Statement of Financial Accounting Standards No. 165, Subsequent Events”).  Subsequent events have been evaluated through March 25, 2010, which is the date that these financial statements were available to be issued.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820  regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years).  Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Fund’s financial statement disclosures.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its RIC status, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of December 31, 2009, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2006 and forward.

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2009, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the years ended December 31, 2009 and 2008, the weighted average interest rate on gross performing loans was 15.73% and 15.06%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of December 31, 2009 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/09	12/31/09	Maturity Date
Biotechnology
Bioabsorbable Therapeutics, Inc.		$172,963	$912,963	*
SanBio, Inc.		470,563	470,563	6/1/10
Trellis Bioscience, Inc.		173,790	173,790	12/1/10
Subtotal:	1.0%	$817,316	$1,557,316

Carrier Networking

Kodiak Networks, Inc.		$196,266	$196,266	4/1/10
Opvista, Inc.		807,250	1,607,250	*
Overture Networks, Inc.		120,463	120,463	2/1/10
Wavebender, Inc.		103,372	103,372	1/1/11
Subtotal:	1.5%	$1,227,351	$2,027,351

Computers & Storage
Cloudshield, Inc.		$805,441	$805,441	4/1/11
D-Wave Systems, Inc.		45,043	45,043	7/1/10
Gear Six, Inc.		291,222	291,222	12/1/10
NComputing, Inc.		445,277	445,277	9/1/10
Panta Systems, Inc.		78,693	808,693	*
Vidyo, Inc.		809,898	809,898	10/1/10
Subtotal:	2.9%	$2,475,574	$3,205,574

Enterprise Networking
Envivio, Inc.		$1,451,594	$1,451,594	1/1/11
PacketMotion, Inc.		798,291	798,291	3/1/11
Vyatta, Inc.		999,379	999,379	2/1/11
Subtotal:	3.9%	$3,249,264	$3,249,264

Internet
Aggregate Knowledge, Inc.		$740,354	$740,354	12/1/11
Blekko, Inc.		307,107	307,107	12/1/11
BuzzLogic, Inc.		486,302	486,302	8/1/11
Collarity, Inc.		535,618	715,618	*
Cuil, Inc.		3,563,005	3,563,005	12/1/12
Delve Networks, Inc.		320,605	320,605	7/1/11
Donnerwood Media, Inc.		483,185	483,185	5/1/11
EForce Media, Inc.		762,432	1,512,432	*
Genius.com, Inc.		101,242	101,242	8/1/10
iGroup Network, Inc.		53,528	53,528	8/1/10
Inigral, Inc.		92,883	92,883	8/1/11
Insider Guides, Inc.		792,254	792,254	4/1/11
Koders, Inc.		158,735	158,735	5/1/11
Loomia, Inc.		351,522	351,522	12/1/11
Multiply, Inc.		570,185	570,185	9/1/11
Philotic, Inc.		84,749	84,749	7/1/11
Quantcast, Corp.		4,169,098	4,169,098	1/1/13
Radar Networks, Inc.		305,023	305,023	10/1/10
RPM Communications, Inc.		62,632	222,632	*
SnapJot, Inc.		0	103,532	*
SugarSync, Inc.		1,645,128	1,645,128	5/1/11
TheFind, Inc.		760,747	760,747	12/1/11
ThisNext, Inc.		375,549	375,549	5/1/11
Tribe Networks. Inc.		0	465,007	*

UStream.TV, Inc.		83,540	83,540	10/1/10
VetCentric, Inc.		1,420,937	1,420,937	10/1/11
Videojax, Inc.		51,331	311,331	*
Whole Life Connect, Inc		0	497,174	*
Youku.com, Inc.		2,795,891	2,795,891	1/1/12
Subtotal:	25.0%	$21,073,582	$23,489,295

Medical Devices
Accuri Cytometers, Inc.		$328,882	$328,882	9/1/10
AirXpanders, Inc.		493,179	493,179	9/1/11
Ample Medical, Inc.		18,734	32,734	*
Biomerix, Corp.		924,209	924,209	12/1/11
CyberHeart, Inc.		975,031	975,031	8/1/11
Evera Medical, Inc.		364,779	564,779	9/1/11
iBalance Medical, Inc.		793,637	793,637	9/1/10
Intellidx, Inc.		1,063,114	1,163,114	4/1/11
MyoScience, Inc.		517,757	517,757	6/1/11
Nellix, Inc.		238,734	238,734	7/1/11
Softscope Medical Technologies, Inc.		262,893	262,893	6/1/11
Varix Medical, Corp.		192,363	192,363	9/1/11
Subtotal:	7.3%	$6,173,312	$6,487,312

Other Healthcare
Advanced ICU Care, Inc.		$109,827	$109,827	10/1/10
Chakshu Research, Inc.		512,336	1,012,336	*
NanoSphere, Inc.		1,890,288	1,890,288	8/1/10
Pharmacy TV Network, Inc.		0	336,005	*
Skylight Healthcare Systems, Inc.		2,415,766	2,415,766	10/1/11
Subtotal:	5.8%	$4,928,217	$5,764,222

Other Technology
EoPlex Tehcnologies, Inc.		$527,634	$527,634	6/1/11
Integrity Block, Inc.		72,913	92,913	*
Nanoconduction, Inc.		439,577	539,577	*
Nanogram, Corp.		449,091	449,091	12/1/10
Nanosolar, Inc.		65,578	65,578	5/1/10
Oryxe Energy International, Inc.		391,642	521,642	*
Sezmi, Corp.		1,793,646	1,793,646	2/1/12
Solaria, Corp.		2,463,265	2,463,265	3/1/11
Sub-One Technology, Inc.		1,552,491	1,552,491	12/1/11
Subtotal:	9.2%	$7,755,837	$8,005,837

Security
CipherOptics, Inc.		$146,617	$146,617	3/1/10
Dragnet Solutions, Inc.		574,091	574,091	6/1/11
Guardian Analytics, Inc.		619,189	619,189	8/1/11

Nevis Networks, Inc.		123,762	303,762	*
TrustedID, Inc.		759,593	759,593	6/1/11
Subtotal:	2.6%	$2,223,252	$2,403,252

Semiconductors & Equipment
Alereon, Inc.		$528,072	$528,072	7/1/10
Azuro, Inc.		326,868	326,868	2/1/10
Celestial Semiconductor, Inc.		277,398	1,177,398	*
Cswitch, Corp.		0	71,487	*
Discera, Inc.		198,132	198,132	1/1/11
Gigafin Networks, Inc.		72,414	1,772,414	*
Insilica, Inc.		502,965	502,965	11/1/10
Integrated Materials, Inc.		117,533	117,533	3/1/10
Intelleflex, Corp.		811,691	811,691	4/1/11
InvenSense, Inc.		282,415	282,415	1/1/11
SiPort, Inc.		947,603	947,603	7/1/11
Teknovus, Inc.		60,910	60,910	3/1/10
Tela Innovations, Inc.		150,845	150,845	10/1/10
Zenverge, Inc.		966,393	966,393	7/1/11
Subtotal:	6.2%	$5,243,239	$7,914,726

Software
Anchor Intelligence, Inc.		$648,108	$648,108	12/1/11
Athena Design Systems, Inc.		29,837	76,837	*
Berkeley Design Automation, Inc.		421,775	421,775	4/1/11
BlueRoads, Corp.		175,448	2,445,448	*
Cloudmark, Inc.		856,880	856,880	3/1/11
Cloudshare, Inc.		81,561	81,561	9/1/10
Demandbase, Inc.		293,081	293,081	11/1/10
Future Point Systems, Inc.		181,817	181,817	4/1/12
Gazillion, Inc.		1,312,700	1,312,700	3/1/11
Integrien, Corp.		1,075,739	1,075,739	7/1/10
JasperSoft, Inc.		862,849	862,849	5/1/11
Kabira Technologies, Inc.		1,069,892	1,069,892	12/1/10
Kareo, Inc.		101,619	101,619	12/1/10
Market6, Inc.		301,142	301,142	7/1/10
Orb Networks, Inc.		158,962	158,962	8/1/10
RingCube Technologies, Inc.		765,749	765,749	10/1/11
Steelwedge Software , Inc.		1,228,259	1,228,259	*
Ultriva, Inc.		67,256	67,256	1/1/10
Universal Ad, Inc.		173,583	348,583	*
Xtime, Inc.		176,201	176,201	1/1/11
Zoove, Corp.		163,693	163,693	7/1/11
Subtotal:	12.0%	$10,146,151	$12,638,151

Technology Services

Neutral Tandem, Inc.		$386,537	$386,537	3/1/10
OpSource, Inc.		2,171,701	2,171,701	12/1/11
SG Micro, Inc.		380,841	380,841	4/1/11
Subtotal:	3.5%	$2,939,079	$2,939,079

Wireless
Cellfire, Inc.		$1,041,066	$1,041,066	4/1/11
DeFi Mobile, Ltd.		337,344	337,344	*
Dilithium Networks, Inc.		1,530,907	1,530,907	6/1/11
Emotive Communications, Inc.		143,630	393,630	*
Hands-On Mobile, Inc.		638,217	638,217	5/1/10
July Systems, Inc.		523,480	523,480	*
Nextivity, Inc.		1,487,664	2,227,664	*
Ortiva Wireless, Inc.		1,018,036	1,018,036	5/1/11
Quickoffice, Inc.		145,523	145,523	7/1/10
SandLinks, Inc.		125,324	255,324	*
Send Me, Inc.		1,529,053	1,529,053	4/1/12
SmartDrive Systems, Inc.		240,106	240,106	6/1/10
Venturi Wireless, Inc.		415,453	415,453	11/1/10
Wavion, Inc.		629,572	629,572	7/1/10
WiSpry, Inc.		57,973	57,973	4/1/10
Subtotal:	11.7%	$9,863,348	$10,983,348

Total: (Cost of $90,664,727)	92.6%	$78,115,522	$90,664,727

* As of December 31, 2009, loans with a cost basis of $20.9 million and a fair value of $8.6 million have been classified as nonaccrual.  These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on nonaccrual status, no interest income has been recognized.

Loans as of December 31, 2008 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/08	12/31/08	Maturity Date
Biotechnology
Acumen Pharmaceuticals, Inc.		$416,309	$416,309	8/1/10
Bioabsorbable Therapeutics, Inc.		988,657	988,657	*
LightSpeed Genomics, Inc.		267,043	267,043	6/1/11
Prometic Bio Therapeutics, Inc.		3,387,800	3,387,800	8/1/09
SanBio, Inc.		1,859,376	1,859,376	10/1/10
Trellis Bioscience, Inc.		560,046	560,046	12/1/10
Subtotal:	3.5%	$7,479,231	$7,479,231

Carrier Networking
Asoka, Inc.		$546,096	$546,096	3/1/10
Demi Energy, Inc.		121,702	121,702	4/1/11
Kodiak Networks, Inc.		711,785	711,785	4/1/10

Opvista, Inc.		1,695,864	1,695,864	6/1/10
Overture Networks, Inc.		1,438,022	1,438,022	2/1/10
Wavebender, Inc.		345,666	345,666	9/1/10
Subtotal:	2.3%	$4,859,135	$4,859,135

Computers & Storage
Cloudshield, Inc.		$1,815,027	$1,815,027	4/1/11
D-Wave Systems, Inc.		231,049	231,049	7/1/10
Gear Six, Inc.		586,852	586,852	7/1/10
NComputing, Inc.		906,331	906,331	9/1/10
Panta Systems, Inc.		218,693	808,693	*
Sepaton, Inc.		1,751,438	1,751,438	10/1/09
Teneros, Inc.		985,398	985,398	10/1/09
Vidyo, Inc.		2,099,730	2,099,730	10/1/10
Subtotal:	4.1%	$8,594,518	$9,184,518

Enterprise Networking
Bluesocket, Inc.		$698,014	$698,014	12/1/09
Envivio, Inc.		3,159,231	3,159,231	1/1/11
GridNetworks, Inc.		964,148	964,148	6/1/11
Informative, Inc.		266,132	266,132	7/1/09
NeoPath Networks, Inc.		1,400,483	1,400,483	11/1/09
PacketMotion, Inc.		1,292,288	1,292,288	3/1/11
Vyatta, Inc.		1,214,315	1,214,315	2/1/11
Subtotal:	4.2%	$8,994,611	$8,994,611

Internet
Aggregate Knowledge, Inc.		$1,274,160	$1,274,160	12/1/11
Blekko, Inc.		448,609	448,609	12/1/11
BuzzLogic Inc.		887,555	887,555	8/1/11
Collarity, Inc.		911,221	911,221	5/1/11
Cuil, Inc.		4,717,519	4,717,519	12/1/12
Delve Networks, Inc.		480,435	480,435	7/1/11
Digital Railroad, Inc.		23,121	773,121	*
Donnerwood Media, Inc.		583,387	583,387	5/1/11
EForce Media, Inc.		780,436	1,530,436	*
Flock, Inc.		611,751	611,751	5/1/10
Genius.com, Inc.		644,609	644,609	8/1/10
Goodmail Systems, Inc.		236,198	236,198	2/1/09
iGroup Network, Inc.		124,789	124,789	8/1/10
Inigral, Inc.		141,574	141,574	8/1/11
Insider Guides, Inc.		1,411,865	1,411,865	4/1/11
Koders, Inc.		247,948	247,948	5/1/11
Like.com		1,774,464	1,774,464	7/1/11
Loomia, Inc.		478,763	478,763	12/1/11
Multiply, Inc.		863,958	863,958	9/1/11

NetBase Solutions, Inc.		785,612	785,612	9/1/11
Philotic, Inc.		163,269	163,269	7/1/11
ProQuo, Inc.		698,842	698,842	6/1/10
Quantcast, Corp.		2,272,473	2,272,473	12/1/11
Radar Networks, Inc.		707,334	707,334	10/1/10
Return Path Holdings, Inc.		1,742,945	1,742,945	12/1/10
RPM Communications, Inc.		482,272	482,272	12/1/10
Sharpcast, Inc.		1,622,910	1,622,910	8/1/10
SnapJot, Inc.		88,497	88,497	10/1/09
TheFind, Inc.		1,140,560	1,140,560	12/1/11
ThisNext, Inc.		696,777	696,777	5/1/11
Tribe Networks, Inc.		-	465,007	*
UrthTV, Inc.		124,174	492,174	*
Ustream.TV, Inc.		167,964	167,964	10/1/10
VetCentric, Inc.		1,583,099	1,583,099	10/1/11
Videojax, Inc.		397,400	397,400	12/1/10
Youku.com, Inc.		4,065,328	4,065,328	12/1/11
Subtotal:	15.8%	$33,381,818	$35,714,825

Medical Devices
Accuri Cytometers, Inc.		$719,964	$719,964	9/1/10
AirXpanders, Inc.		568,885	568,885	9/1/11
Ample Medical, Inc.		182,100	182,100	12/1/10
Aspire Medical, Inc.		1,541,811	1,541,811	12/1/09
Biomerix, Corp.		1,440,309	1,440,309	12/1/11
Broncus Technologies, Inc.		4,776,006	4,776,006	8/1/11
CyberHeart, Inc.		1,446,125	1,446,125	8/1/11
Emphasys Medical, Inc.		5,798,638	5,798,638	1/1/11
Evalve, Inc.		2,556,663	2,556,663	8/1/09
Evera Medical, Inc.		652,304	652,304	3/1/11
HandyLab, Inc.		1,891,377	1,891,377	12/1/10
iBalance Medical, Inc.		1,130,235	1,130,235	9/1/10
Intellidx, Inc.		1,821,166	1,821,166	4/1/11
Myocor, Inc.		15,991	165,991	*
MyoScience, Inc.		1,052,349	1,052,349	6/1/11
Nellix, Inc.		436,173	436,173	7/1/11
NeoGuide Systems, Inc.		1,668,873	1,668,873	7/1/10
Oculus Innovative Sciences, Inc.		574,060	574,060	4/1/09
Percutaneous Systems, Inc.		336,520	336,520	9/1/09
Softscope Medical Technologies, Inc.		441,834	441,834	6/1/11
Varix Medical, Corp.		272,577	272,577	4/1/11
VasoNova, Inc.		296,167	296,167	6/1/11
Subtotal:	14.0%	$29,620,127	$29,770,127

Other Healthcare
Advanced ICU Care, Inc.		$257,271	$257,271	10/1/10

Chakshu Research, Inc.		2,092,845	2,092,845	12/1/09
MedManage Systems, Inc.		320,609	320,609	8/1/10
NanoSphere, Inc.		4,040,565	4,040,565	8/1/10
Pharmacy TV Network, Inc.		-	336,005	*
Skylight Healthcare Systems, Inc.		4,631,729	4,631,729	10/1/11
Subtotal:	5.4%	$11,343,019	$11,679,024

Other Technology
EoPlex Tehcnologies, Inc.		$874,681	$874,681	6/1/11
Integrity Block, Inc.		123,197	123,197	12/1/11
Nanoconduction, Inc.		1,220,124	1,320,124	*
Nanogram, Corp.		1,417,513	1,417,513	12/1/10
Nanosolar, Inc.		558,784	558,784	5/1/10
Nanostellar, Inc.		516,437	516,437	7/1/09
Oryxe Energy International, Inc.		868,850	868,850	5/1/10
Sezmi, Corp.		2,447,672	2,447,672	5/1/11
Solaria, Corp.		4,319,935	4,319,935	3/1/11
Sub-One Technology, Inc.		3,125,834	3,125,834	12/1/11
Triformix, Inc.		66,758	66,758	3/1/09
Subtotal:	7.3%	$15,539,785	$15,639,785

Security
Apere, Inc.		$164,988	$164,988	5/1/09
CipherOptics, Inc.		1,251,761	1,251,761	3/1/10
Dragnet Solutions, Inc.		930,103	930,103	6/1/11
Guardian Analytics, Inc.		999,191	999,191	8/1/11
Mi5, Inc.		60,279	60,279	7/1/09
Nevis Networks, Inc.		177,023	357,023	*
Safend, Inc.		1,077,259	1,077,259	12/1/09
TrustedID, Inc.		1,704,282	1,704,282	6/1/11
Vericept, Corp.		1,006,007	1,006,007	6/1/09
Voltage Security, Inc.		1,543,130	1,543,130	6/1/09
Subtotal:	4.2%	$8,914,023	$9,094,023

Semiconductors & Equipment
Alereon, Inc.		$1,230,053	$1,230,053	7/1/10
Azuro, Inc.		1,539,125	1,539,125	2/1/10
Bitwave Semiconductor, Inc.		463,960	463,960	12/1/09
Celestial Semiconductor, Inc.		577,398	1,177,398	*
Cswitch, Corp.		1,610,118	1,610,118	6/1/10
Discera, Inc.		408,041	408,041	1/1/11
Gigafin Networks, Inc.		73,414	1,773,414	*
Insilica, Inc.		1,239,094	1,239,094	7/1/10
Intergrated Materials, Inc.		949,757	949,757	3/1/10
Intelleflex, Corp.		1,368,950	1,368,950	4/1/11
InvenSense, Inc.		847,866	847,866	1/1/11

KeyEye Communications, Inc.		525,420	3,325,420	*
Luminescent Technologies, Inc.		859,300	859,300	7/1/09
LV Sensors, Inc.		2,525,455	2,525,455	6/1/11
NetXen, Inc.		931,779	931,779	10/1/10
RMI, Corp.		5,877,281	5,877,281	7/1/10
Siport, Inc.		1,419,627	1,419,627	7/1/11
Teknovus, Inc.		1,258,762	1,258,762	3/1/10
Tela Innovations, Inc.		339,674	339,674	10/1/10
Zenverge, Inc.		1,814,541	1,814,541	3/1/11
Subtotal:	12.2%	$25,859,615	$30,959,615

Software
5Square Systems, Corp.		$653,939	$1,043,939	*
Anchor Intelligence, Inc.		957,600	957,600	12/1/11
Arena Solutions, Inc.		1,999,034	1,999,034	1/1/10
Athena Design Systems, Inc.		195,504	195,504	*
Berkeley Design Automation, Inc.		1,195,112	1,195,112	4/1/11
BlueRoads, Corp.		865,812	2,595,816	*
Bocada, Inc.		698,243	698,240	10/1/09
Canopy Financial, Inc.		1,576,989	1,576,989	7/1/11
Cloudmark, Inc.		1,881,861	1,881,861	3/1/11
Coghead, Inc.		729,763	979,763	*
Demandbase, Inc.		566,045	566,045	11/1/10
Emergent Game Technologies, Inc.		289,170	289,170	7/1/09
Enkata Technologies, Inc.		140,433	140,433	4/1/10
Evincii, Inc.		181,982	181,982	10/1/10
Future Point Systems, Inc.		434,897	434,897	4/1/11
Gizmo5 Technologies, Inc.		1,398,476	1,398,476	*
Integrien, Inc.		2,214,703	2,214,703	7/1/10
IT Structures, Ltd.		177,483	177,483	9/1/10
JasperSoft, Inc.		2,085,135	2,085,135	5/1/11
Kabira Technologies, Inc.		1,993,845	1,993,845	12/1/10
Kareo, Inc.		164,801	164,801	7/1/10
Market6, Inc.		784,091	784,091	7/1/10
MetaCarta, Inc.		1,067,954	1,067,954	11/1/09
NR2B Research, Inc.		2,210,742	2,210,742	3/1/11
Nusym Technologies, Inc.		83,627	83,627	4/1/09
Orb Networks, Inc.		269,315	269,315	8/1/10
RingCube Technologies, Inc.		1,118,349	1,118,349	4/1/11
Siperian, Inc.		1,535,645	1,535,645	10/1/09
Solidcore Systems, Inc.		1,548,855	1,548,855	10/1/09
Steelwedge Software, Inc.		903,812	903,812	4/1/09
Ultriva, Inc.		688,783	688,783	12/1/09
Universal Ad, Inc.		572,500	572,500	10/1/10
Visible World, Inc.		2,129,073	2,129,073	12/1/10
Xtime, Inc.		356,586	356,586	1/1/11

Zoove, Corp.		1,300,617	1,300,617	7/1/11
Subtotal:	16.5%	$34,970,776	$37,340,777

Technology Services
Neutral Tandem, Inc.		$3,715,046	$3,715,046	3/1/10
OpSource, Inc.		5,495,488	5,495,488	12/1/11
SG Micro, Inc.		645,515	645,515	4/1/11
Subtotal:	4.7%	$9,856,049	$9,856,049

Wireless
Altierre, Corp.		$279,422	$279,422	4/1/09
Cellfire, Inc.		2,140,000	2,140,000	4/1/11
DeFi Mobile, Ltd.		308,247	308,247	2/1/11
Dilithium Networks, Inc.		2,357,376	2,357,376	6/1/11
Emotive Communications, Inc.		604,789	604,789	1/1/11
Hands-On Mobile, Inc.		1,893,788	1,893,788	5/1/10
July Systems, Inc.		484,935	484,935	5/1/10
LimeLife, Inc.		1,074,881	1,074,881	10/1/09
Magnolia Broadband, Inc.		1,095,341	1,095,341	7/1/09
Nextivity, Inc.		2,592,713	2,592,713	5/1/11
Ooma, Inc.		190,681	190,681	5/1/09
Ortiva Wireless, Inc.		1,587,322	1,587,322	5/1/11
Quickoffice, Inc.		845,931	845,931	7/1/10
S5 Wireless, Inc.		1,872,264	1,872,264	5/1/10
SandLinks, Inc.		626,890	626,890	6/1/10
ScanR, Inc.		1,893,601	1,893,601	7/1/11
Send Me, Inc.		2,276,135	2,276,135	12/1/11
SmartDrive Systems, Inc.		904,650	904,650	6/1/10
Venturi Wireless, Inc.		929,810	929,810	11/1/10
Vivotech, Inc.		880,460	880,460	8/1/09
Wavion, Inc.		1,059,566	1,059,566	7/1/10
WiSpry, Inc.		490,381	490,381	4/1/10
Subtotal:	12.5%	$26,389,183	$26,389,183

Total: (Cost of $236,960,903)	106.6%	$225,801,890	$236,960,903

* As of December 31, 2008, loans with a cost basis of $19.7 million and a fair value of $8.6 million have been classified as nonaccrual.  These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on nonaccrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At December 31, 2009 and 2008, the Fund had unfunded commitments to borrowers of zero and $11.8 million, respectively, that remained unexpired.

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

The Fund’s cash equivalents were valued at the net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s derivative was valued using pricing models that are widely accepted in the financial services industry with inputs that can be derived from or corroborated by observable market data.  These models reflect the contractual terms of the derivative, including the period to maturity, and market observable inputs such as yield and option volatility. As a result, these measurements are classified as Level 2.The Fund uses estimated exit values when determining the value of its investments.  Because loan transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

As of December 31, 2009	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ -	$ 78,115,522	$ 78,115,522
Other investment	-	-	33,247	33,247
Cash equivalents	5,798,774	-	-	5,798,774

Total assets	$ 5,798,774	$ -	$ 78,148,769	$ 83,947,543

As of December 31, 2008	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ -	$ 225,801,890	$ 225,801,890
Cash equivalents	53,634,366	-	-	53,634,366

Total assets	$ 53,634,366	$ -	$ 225,801,890	$ 279,436,256

LIABILITIES:
Interest rate swap agreement	$ -	$ 903,517	$ -	$ 903,517

Total liabilities	$ -	$ 903,517	$ -	$ 903,517

The fair value of the interest rate swap agreement as of December 31, 2009 and December 31, 2008 was zero and $(903,517), respectively and is included in other accrued liabilities.

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	For the Year Ended
	December 31, 2009
	Loans to borrowers	Other investment
Beginning balance	$ 225,801,890	$ -
Acquisitions and originations	4,178,004	875,000
Principal reductions	(141,027,395)	(106,753)
Net change in the unrealized loss
from investments	(1,390,192)	(735,000)
Net realized loss from investments	(9,446,785)	-
Ending balance	$ 78,115,522	$ 33,247

4.

LONG-TERM DEBT FACILITY

As of December 31, 2008, the Fund had in place a securitization debt facility of $69.0 million to finance the acquisition of asset-based loans.  As of December 31, 2008, the Fund had $68.0 million of outstanding loans under this facility.  The interest rate on this facility was the “Prime” plus 4.00 percent, which on December 31, 2008, was 7.25 percent per year.

Borrowings under this facility were collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund.  The amortization schedule for each borrowing under the facility is corresponded to the amortization of the loans supporting each borrowing.  The Fund paid a commitment fee of 0.30 percent (annual fee paid monthly) based on the total commitment related to the facility.

During the first quarter of 2009, the Fund reduced the size of its debt facility to finance the acquisition of asset-based loans from $69.0 million to $33.0 million.  Effective January 2009, no further draws can be made on this facility.

On June 10, 2009, the Fund fully paid off all of its borrowing under the debt facility and incurred a realized loss of $0.3 million, which is recorded in net realized and unrealized loss from hedging activities,  as a result of terminating the interest rate swap agreement associated with the facility.

5.

INTEREST RATE SWAP AGREEMENT

On June 9, 2009, the Fund paid approximately $0.3 million to terminate its swap agreement in connection with the termination of the debt facility (see Note 4). This amount has been recorded in net realized and unrealized gain (loss) from hedging activities in the statement of operations.

6.

 EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding.  Diluted earnings per share are computed by dividing net income by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings per share are the same.

7.

CAPITAL STOCK

As of December 31, 2009 and December 31, 2008, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Fund as of December 31, 2009 and December 31, 2008 was $245.0 million.

For the years ended December 31, 2009, 2008, and 2007 distributions of $131.0 million, $35.7 million and $41.7 million , respectively were made to the Fund’s shareholder, and were comprised of the following:

	2009	2008	2007
Cash distributions	$124,000,000	$27,400,000	$ 36,700,000
Distributions of securities	7,092,561	8,286,215	4,972,302

Total distributions to shareholder	$131,092,561	$35,686,215	$ 41,672,302

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.

At December 31, 2009 and 2008, distributable earnings (accumulated deficit) include unrealized depreciation on loans and hedging activities of $12,549,205 and $12,062,529, respectively.

8.

MANAGEMENT AND RELATED PARTIES

Management

As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company’s committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on May 28, 2004.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management fees of $3.5 million , $8.2 million, and $10.6 million were recognized as expenses for the year ended December 31, 2009, 2008, and 2007, respectively.

Related Parties

Certain officers and directors of the Fund also serve as officers and directors of Westech Investment Advisors Inc (“Manager”).  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired a Directors & Officers policy.

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

 9.

OTHER INVESTMENT

In May 2009, the Fund repossessed the collateral from a borrower who was having financial difficulties.  At the time of the repossession, the loan from the borrower had a cost basis of $2,433,298 and a book value of $1,213,298.  The repossessed assets were immediately contributed to a newly formed LLC (Sensors Licensing, LLC, “SL LLC”) in conjunction with a licensing agreement between SL LLC and an unaffiliated third party.  The Fund and Fund V, Inc. each have a 50% ownership interest in SL LLC.

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

Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund had taken a $735,000 fair market reduction during the three months ended June 30, 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund’s portion of the expected liquidation value of the asset as of December 31, 2009 is $33,247.

10.          FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the years presented, the years ended December 31, 2009, 2008, and 2007.  The total return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the year.  The total rate of return assumes a constant rate of return for the Fund during the year reported and also assumes reinvestment of dividends/distributions, and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007

Total return	3.76%	7.68%	12.80%

Per share amounts:
Net asset value, beginning of year	$ 2,118.90	$ 2,288.56	$ 2,381.48
Net investment income	153.09	278.57	343.38
Net change in realized and unrealized
loss from investment and hedging activities	(117.16)	(116.36)	(59.59)
Net increase in net assets resulting from operations	35.93	162.21	283.79
Capital contributions	-	25.00	40.00
Income distributions to shareholder	(48.14)	(302.89)	(296.71)
Return of capital to shareholder	(1,262.79)	(53.98)	(120.00)

Net asset value, end of year	$ 843.90	$ 2,118.90	$ 2,288.56

Net assets, end of year	$ 84,389,884	$ 211,890,358	$ 228,855,506

Ratios to average net assets:

Expenses	3.97%	8.32%	10.17%
Net investment income	10.22%	12.80%	14.68%

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

Date: March 25, 2010

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer

                      Exhibit 31.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Maurice C. Werdegar, certify that:

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

Date: March 25, 2010

/S/ Maurice C. Werdegar

Maurice C. Werdegar

President and Chief Executive Officer

                     Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-K for the year ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, President and Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Maurice C. Werdegar

Maurice C. Werdegar

President and Chief Executive Officer
March 25, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-K for the year ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng
Chief Financial Officer
March 25, 2010