Form 10-Q
period 2010-03-31
VENTURE LENDING & LEASING IV INC
filed 2010-05-13
CIK 1271808

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Outstanding as of May 13, 2010

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of March 31, 2010 and December 31, 2009

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2010 and 2009

Condensed Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2010 and 2009

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2010 and 2009

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

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Removed and Reserved

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING IV, INC.

 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31, 2010	December 31, 2009
ASSETS
Loans, at estimated fair value
(Cost of $71,491,394 and $90,664,727)	$ 57,460,557	$ 78,115,522
Cash and cash equivalents	4,916,471	5,798,774
Other investment (Cost of $770,621 and $768,247)	35,621	33,247
Other assets	733,613	1,067,235

Total assets	63,146,262	85,014,778

LIABILITIES
Borrowings under debt facility	-	-
Accrued management fees	392,789	531,342
Accounts payable and other accrued liabilities	100,862	93,552

Total liabilities	493,651	624,894

NET ASSETS	$ 62,652,611	$ 84,389,884

Analysis of Net Assets:

Capital paid in on shares of capital stock	$ 245,025,000	$ 245,025,000
Return of capital distributions	(165,560,844)	(145,305,203)
Accumulated deficit	(16,811,545)	(15,329,913)
Net assets (equivalent to $626.53 and $843.90 per share based on
100,000 shares of capital stock outstanding - see Note 5)	$ 62,652,611	$ 84,389,884

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	For the Three Months Ended	For the Three Months Ended
	March 31, 2010	March 31, 2009

INVESTMENT INCOME:
Interest on loans	$ 2,265,557	$ 7,144,593
Other interest and other income	76	193,579
Total investment income	2,265,633	7,338,172

EXPENSES:
Management fees	394,664	1,370,605
Interest expense	-	1,209,579
Banking and professional fees	118,152	158,933
Other operating expenses	26,732	29,087
Total expenses	539,548	2,768,204
Net investment income	1,726,085	4,569,968

Net realized loss from investments	(13,734)	(222,849)
Net change in unrealized loss from
investments	(1,481,632)	(5,336,628)
Net realized and unrealized loss from
hedging activities	-	(78,334)
Net realized and unrealized loss from
investments and hedging activities	(1,495,366)	(5,637,811)

Net increase (decrease) in net assets
resulting from operations	$ 230,719	$ (1,067,843)
Net increase (decrease) in net assets
resulting from operations per share	$ 2.31	$ (10.68)
Weighted average shares outstanding	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	For the Three Months Ended	For the Three Months Ended
	March 31, 2010	March 31, 2009

Increase in net assets resulting from operations:
Net investment income	$ 1,726,085	$ 4,569,968
Net realized loss from investment
transactions	(13,734)	(222,849)
Net change in unrealized loss from
investments	(1,481,632)	(5,336,628)
Net realized and unrealized loss
from hedging activities	-	(78,334)

Net increase (decrease) in net assets resulting
from operations	230,719	(1,067,843)

Distributions of income to shareholder	(1,712,351)	(3,856,557)
Return of capital to shareholder	(20,255,641)	(22,982,502)

Total decrease	(21,737,273)	(27,906,902)

Net assets
Beginning of period	84,389,884	211,890,358

End of period	$ 62,652,611	$ 183,983,456

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$ 230,719	$ (1,067,843)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	13,734	222,849
Net change in unrealized loss from investments	1,481,632	5,336,628
Net unrealized gain from hedging activities	-	(412,228)
Receipt of stock in lieu of fees	-	(138,594)
Amortization of deferred costs related to borrowing facility	-	290,374
Net decrease in other assets and other investments	331,248	1,024,847
Net decrease in accounts payable, other
accrued liabilities, and accrued management fees	(131,243)	(739,415)
Origination of loans	-	(1,558,639)
Principal payments on loans	18,991,607	42,215,848
Acquisition of equity securities	-	(18,671)
Net cash provided by operating activities	20,917,697	45,155,156
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(21,800,000)	(24,000,000)
Repayments of debt facility	-	(35,000,000)
Payment of bank facility fees and costs	-	(1,019)
Net cash used in financing activities	(21,800,000)	(59,001,019)
Net decrease in cash and cash equivalents	(882,303)	(13,845,863)
CASH AND CASH EQUIVALENTS:
Beginning of period	5,798,774	53,634,366
End of period	$ 4,916,471	$ 39,788,503
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:
Interest	$ -	$ 2,509,972
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$ 167,992	$ 2,839,059
Receipt of equity securities as repayment of loan	$ 167,992	$ 2,681,794

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods.  Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three months ended March 31, 2010 are not necessarily indicative of what the results would be for a full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Valuation Procedures

The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of Management, in accordance with this Policy.

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

Valuation Methods

At March 31, 2010 and December 31, 2009, the financial statements include nonmarketable investments ($57,496,178 and $78,148,769 or approximately 91% and 92% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

Fair value is the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants.  There is no secondary market for the loans, hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value.  Management determines whether to adjust the estimated fair value of a loan based on a number of factors, including but not limited to the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment.  The amount of any valuation adjustment is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery.

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

Nonaccrual Loans

The Fund’s policy is to place a loan on nonaccrual status when the loan stops performing and Management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status.  Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management’s best estimate of fair value. Interest received by the Fund on nonaccrual loans will be recorded on a cash basis.

As of March 31, 2010 and December 31, 2009, loans with a cost basis of $23.9 million and $20.9 million and a fair value of $10.0 million and $8.6 million, respectively, have been classified as nonaccrual.

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

Interest Rate Swap Agreement

In prior years, the Fund entered into an interest rate swap agreement to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities have been separately reported from unrealized gains and losses from investment activities and are included in net realized and unrealized loss from hedging activities in these financial statements.  The fair value of the interest rate swap is recorded in other liabilities.  The valuation of the swap agreement is based on future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date.

On June 9, 2009, the Fund paid approximately $0.3 million to terminate its swap agreement in connection with the termination of the debt facility, and thus the Fund has no interest rate swap transactions outstanding as of March 31, 2010.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820  regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years).  The adoption of ASU 2010-06 did not have a material impact on the Fund’s financial statements.  Certain parts of the ASU 2010-06 are not yet effective.  Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Fund’s financial statement disclosures.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its RIC status, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of March 31, 2010, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2006 and forward.

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of March 31, 2010, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the three month periods ended March 31, 2010 and 2009, the weighted average interest rate on performing loans was 15.60% and 14.82%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of March 31, 2010 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 3/31/10	3/31/10	Maturity Date
Biotechnology
Bioabsorbable Therapeutics, Inc.		$87,569	$912,569	*
SanBio, Inc.		193,902	193,902	6/1/10
Subtotal:	0.4%	$281,471	$1,106,471

Carrier Networking
Kodiak Networks, Inc.		$50,310	$50,310	4/1/10
Opvista, Inc.		807,250	1,607,250	*
Wavebender, Inc.		102,078	102,078	1/1/11
Subtotal:	1.5%	$959,638	$1,759,638

Computers & Storage
D-Wave Systems, Inc.		$21,712	$21,712	7/1/10
Gear Six, Inc.		72,102	222,102	12/1/10
NComputing, Inc.		319,962	319,962	9/1/10
Panta Systems, Inc.		78,693	808,693	*
Vidyo, Inc.		577,658	577,658	10/1/10
Subtotal:	1.7%	$1,070,127	$1,950,127

Enterprise Networking
Envivio, Inc.		$1,077,014	$1,077,014	1/1/11
PacketMotion, Inc.		663,072	663,072	3/1/11
Vyatta, Inc.		783,179	783,179	2/1/11
Subtotal:	4.0%	$2,523,265	$2,523,265

Internet
Blekko, Inc.		$267,566	$267,566	12/1/11
BuzzLogic, Inc.		376,604	376,604	8/1/11
Collarity, Inc.		524,169	704,169	*
Cuil, Inc.		3,250,530	3,250,530	12/1/12
Delve Networks, Inc.		276,992	276,992	7/1/11
Donnerwood Media, Inc.		404,026	404,026	5/1/11
EForce Media, Inc.		762,432	1,512,432	*
Genius.com Inc.		64,846	64,846	8/1/10
iGroup Network, Inc.		33,862	33,862	8/1/10

Inigral, Inc.		78,780	78,780	8/1/11
Insider Guides, Inc.		618,986	618,986	4/1/11
Koders, Inc.		134,675	134,675	5/1/11
Loomia, Inc.		309,785	309,785	12/1/11
Multiply, Inc.		490,137	490,137	9/1/11
Philotic, Inc.		62,466	62,466	7/1/11
Quantcast Corp.		3,732,454	3,732,454	1/1/13
RPM Communications, Inc.		0	222,630	*
SnapJot, Inc.		0	103,532	*
SugarSync, Inc.		1,375,677	1,375,677	5/1/11
TheFind, Inc.		656,873	656,873	12/1/11
ThisNext, Inc.		297,577	297,577	1/1/12
Tribe Networks, Inc.		0	465,007	*
UStream.TV, Inc.		59,473	59,473	10/1/10
VetCentric, Inc.		1,371,473	1,371,473	10/1/11
Videojax, Inc.		51,331	311,331	*
Whole Life Connect, Inc.		0	497,174	*
Youku.com, Inc.		2,382,643	2,382,643	1/1/12
Subtotal:	28.0%	$17,583,357	$20,061,700

Medical Devices
Accuri Cytometers, Inc.		$222,830	$222,830	9/1/10
AirXpanders, Inc.		479,236	479,236	9/1/11
Biomerix Corp.		781,099	781,099	12/1/11
CyberHeart, Inc.		835,114	835,114	8/1/11
Evera Medical, Inc.		150,660	566,660	*
iBalance Medical, Inc.		185,380	285,380	*
Intellidx, Inc.		203,786	903,786	*
MyoScience, Inc.		373,681	373,681	6/1/11
Nellix, Inc.		185,077	185,077	7/1/11
Softscope Medical Technologies, Inc.		213,909	213,909	6/1/11
Varix Medical Corp.		203,223	203,223	9/1/11
Subtotal:	6.1%	$3,833,995	$5,049,995

Other Healthcare
Chakshu Research, Inc.		$528,161	$1,028,161	*
NanoSphere, Inc.		1,277,555	1,277,555	8/1/10
Pharmacy TV Network, Inc.		0	336,005	*
Subtotal:	2.9%	$1,805,716	$2,641,721

Other Technology
EoPlex Tehcnologies, Inc.		$430,305	$430,305	6/1/11
Integrity Block, Inc.		72,913	92,913	*
Nanoconduction, Inc.		236,150	336,150	*

Nanogram Corporation		278,375	278,375	12/1/10
Nanosolar, Inc.		17,614	17,614	5/1/10
Oryxe Energy International, Inc.		371,320	501,320	*
Sezmi Corp.		1,405,875	1,405,875	2/1/12
Solaria Corp.		1,988,899	1,988,899	3/1/11
Sub-One Technology, Inc.		1,393,195	1,393,195	12/1/11
Subtotal:	9.9%	$6,194,646	$6,444,646

Security
Dragnet Solutions, Inc.		$484,817	$484,817	6/1/11
Guardian Analytics, Inc.		605,111	605,111	12/1/11
Nevis Networks, Inc.		108,762	288,762	*
TrustedID, Inc.		669,424	669,424	6/1/11
Subtotal:	3.0%	$1,868,114	$2,048,114

Semiconductors & Equipment
Alereon, Inc.		$251,137	$326,137	*
Celestial Semiconductor, Inc.		277,398	1,177,398	*
Cswitch		0	71,487	*
Discera, Inc.		138,579	138,579	1/1/11
Gigafin Networks, Inc.		72,414	1,772,414	*
Intelleflex Corp.		656,794	656,794	4/1/11
InvenSense, Inc.		170,136	170,136	1/1/11
SiPort, Inc.		817,844	817,844	7/1/11
Tela Innovations, Inc.		99,322	99,322	10/1/10
Zenverge, Inc.		779,226	779,226	7/1/11
Subtotal:	5.2%	$3,262,850	$6,009,337

Software
Anchor Intelligence, Inc.		$563,046	$563,046	8/1/11
Athena Design Systems, Inc.		29,837	76,837	*
Berkeley Design Automation, Inc.		252,000	252,000	4/1/11
BlueRoads Corporation		175,448	2,445,448	*
Cloudmark, Inc.		664,998	664,998	3/1/11
Cloudshare, Inc.		55,346	55,346	9/1/10
Demandbase, Inc.		218,637	218,637	11/1/10
Future Point Systems, Inc.		177,105	177,105	5/1/12
Gazillion, Inc.		1,068,074	1,068,074	3/1/11
Integrien Corp.		974,091	974,091	*
JasperSoft, Inc.		724,706	724,706	5/1/11
Kabira Technologies, Inc.		793,707	793,707	*
Kareo, Inc.		89,872	89,872	12/1/10
Market6, Inc.		169,900	169,900	7/1/10
Orb Networks, Inc.		107,033	107,033	8/1/10

RingCube Technologies, Inc.		707,756	707,756	10/1/11
Steelwedge Software, Inc.		1,198,259	1,198,259	*
Universal Ad, Inc.		187,264	362,264	*
Xtime, Inc.		126,354	126,354	1/1/11
Zoove Corp.		90,808	90,808	7/1/11
Subtotal:	13.3%	$8,374,241	$10,866,241

Technology Services
OpSource, Inc.		$1,653,263	$1,653,263	12/1/11
SG Micro, Inc.		307,082	307,082	4/1/11
Subtotal:	3.1%	$1,960,345	$1,960,345

Wireless
Cellfire, Inc.		$673,847	$673,847	4/1/11
DeFi Mobile, Ltd.		200,346	337,348	*
Dilithium Networks, Inc.		1,301,721	1,301,721	6/1/11
Emotive Communications, Inc.		144,589	394,589	*
Hands-On Mobile, Inc.		296,424	296,424	5/1/10
July Systems, Inc.		455,321	455,321	2/1/12
Nextivity, Inc.		1,487,664	2,227,664	*
Ortiva Wireless, Inc.		886,240	886,240	5/1/11
Quickoffice, Inc.		93,939	93,939	7/1/10
SandLinks, Inc.		68,984	268,984	*
Send Me, Inc.		1,316,649	1,316,649	4/1/12
SmartDrive Systems, Inc.		135,299	135,299	6/1/10
Venturi Wireless, Inc.		272,840	272,840	11/1/10
Wavion, Inc.		408,929	408,929	7/1/10
Subtotal:	12.3%	$7,742,792	$9,069,794

Total: (Cost of $71,491,394)	91.7%	$57,460,557	$71,491,394

* As of March 31, 2010 loans with a cost basis of $23.9 million and a fair value of $10.0 million have been classified as nonaccrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

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

Valuation Hierarchy

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

The following table presents the balances of assets as of March 31, 2010 and assets as of December 31, 2009 measured at fair value on a recurring basis:

As of March 31, 2010	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ 57,460,557	$ 57,460,557
Other investment	-	35,621	35,621
Cash equivalents	4,916,471	-	4,916,471

Total assets	$ 4,916,471	$ 57,496,178	$ 62,412,649

As of December 31, 2009	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ 78,115,522	$ 78,115,522
Other investment	-	33,247	33,247
Cash equivalents	5,798,774	-	5,798,774

Total assets	$ 5,798,774	$ 78,148,769	$ 83,947,543

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended
	March 31, 2010
	Loans to borrowers	Other investment
Beginning balance	$ 78,115,522	$ 33,247
Additional investments	-	2,374
Principal reductions	(19,159,599)	-
Net change in the unrealized loss
from investments	(1,481,632)	-
Net realized loss from investments	(13,734)	-
Ending balance	$ 57,460,557	$ 35,621

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

5.

CAPITAL STOCK

As of March 31, 2010 and December 31, 2009, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Fund as of March 31, 2010 and December 31, 2009 was $245.0 million.  The chart below shows the distributions of the Fund for the three months ended March 31, 2010 and 2009 .

	2010	2009
Cash distributions	$21,800,000	$24,000,000
Distributions of securities	167,992	2,839,059

Total distributions to shareholder	$21,967,992	$26,839,059

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

7.

OTHER INVESTMENT

In 2009, the Fund repossessed the collateral from a borrower who was having financial difficulties.  At the time of the repossession, the loan from the borrower had a cost basis of $2,433,298 and a book value of $1,213,298.  The repossessed assets were immediately contributed to a newly formed LLC (Sensors Licensing, LLC, “SL LLC”) in conjunction with a licensing agreement between SL LLC and an unaffiliated third party.  The Fund and Venture Lending & Leasing V, Inc. each have a 50% ownership interest in SL LLC.

At the time the assets were contributed to SL LLC they were valued at $1,750,000 based on expectations of cash flows from the licensing arrangement.  The Fund took a realized loss on the loan in the amount of $1,558,298 at the time the transaction was consummated in 2009.  The realized loss is the difference between the Fund’s portion of the value of the assets repossessed and the book value of $2,433,298.

SL LLC collected $200,000 and distributed $100,000 to the Fund.  The unaffiliated third party cancelled the licensing agreement in 2009. SL LLC continues to distribute proceeds from the sale of equipment as cash becomes available.

Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund had taken a $735,000 fair market reduction in 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund’s portion of the expected liquidation value of the asset as of March 31, 2010 is $35,621.

8.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2010.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009

Total return *	1.24%	-2.02%

Per share amounts:
Net asset value, beginning of year	$ 843.90	$ 2,118.90
Net investment income	17.26	45.70
Net change in realized and unrealized
loss from investments and hedging activities	(14.95)	(56.38)
Net increase (decrease) in net assets resulting from operations	2.31	(10.68)
Income distributions to shareholder	(17.12)	(38.56)
Return of capital to shareholder	(202.56)	(229.83)

Net asset value, end of period	$ 626.53	$ 1,839.83

Net assets, end of period	$ 62,652,611	$ 183,983,456

Ratios to average net assets:

Expenses *	2.88%	5.23%
Net investment income *	9.20%	8.64%
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

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth oriented companies.  The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund’s capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On May 28, 2004, the Fund completed its first closing of capital, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code with the filing of its federal corporate income tax return for 2004.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing the Fund’s shareholder to substantially reduce or eliminate its corporate-level tax liability.

The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Internal Revenue Code.  If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the Company) and all distributions out of its earnings and profits will be taxable to the Members of the Company as ordinary income; thus, such income will be subject to a double layer of tax.  There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

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

Loans are held at estimated fair value as determined by Management, in accordance with the valuation methods described in the valuation of loans section of  Note 2 of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009 (Summary of Significant Accounting Policies).  Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.  The actual value of the loans may differ from Management's estimates which would affect net income as well as assets.

 Results of Operations –For the three months ended March 31, 2010 and 2009.

Total investment income for the three months ended March 31, 2010 and 2009 was $2.3 million and $7.3 million, respectively, which primarily consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest and dividends on the temporary investment of cash and late fees.  The decrease in investment income is caused because the Fund is no longer funding new loans and the existing portfolio continues to pay down.  Average performing loans decreased to $58.1 million for the three months ended March 31, 2010 from $192.8 million for the three months ended March 31, 2009. This was partially offset by increasing interest rates, as average interest rates increased to 15.60% for the three months ended March 31, 2010 from 14.82% for the three months ended March 31, 2009.   Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Management fees for the three months ended March 31, 2010 and 2009 were $0.4 million and $1.4 million, respectively.  Management fees are based on assets under management, and decreased due to the decrease in assets under management relative to the previous year.

Total interest expense was $0 and $1.2 million for the three months ended March 31, 2010 and 2009, respectively. Interest expense decreased for the period because the Fund paid off its loans in 2009 and did not have any debt outstanding throughout 2010.

Total banking and professional fees was $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.  The decrease for the period was primarily related to a decrease in credit insurance fees and banking fees resulting from the elimination of the credit facility.

The total other operating expenses for the three months ended March 31, 2010 and 2009 were less than $0.1 million and did not materially change.

Net investment income for the three months ended March 31, 2010 and 2009 was $1.7 million and $4.6 million, respectively.

Total net realized loss from investments was less than $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.   The realized losses consist of write offs, net of recoveries of previously written off uncollectible loans.

Net change in unrealized loss from investments for the three months ended March 31, 2010 and 2009 was $1.5 million and $5.3 million, respectively.  The unrealized loss consists of fair market value adjustments of loans.

The net realized and unrealized loss from hedging activities for the three months ended March 31, 2010 and 2009 was $0 and $0.1 million, respectively.  The realized and unrealized loss consists of the net decline in value of the Fund’s interest rate swap transaction.  The Fund settled its interest rate swap transaction during 2009 and there were no hedging activities during 2010.

Net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2010 and 2009 was $0.2 million and ($1.1) million, respectively.  On a per share basis, net increase (decrease) in net assets resulting from operations was $2.31 and $(10.68) for the three months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources – March 31, 2010

Total capital contributed to the Fund was $245.0 million, prior to the distribution of capital, as of March 31, 2010.  Committed capital to the Company at March 31, 2010 was $250.0 million, all of which had been called.

In the prior years, the Fund entered into an interest rate swap agreement to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities have been separately reported from unrealized gains and losses from investments and are included in net realized and unrealized loss from hedging activities in these financial statements.  Valuation of the swap agreement was based on future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date.  On June 9, 2009, the Fund paid approximately $0.3 million in order to terminate its swap agreement in connection with the repayment of borrowings under the Fund’s debt facility (see Note 6). This amount has been recorded in net realized and unrealized loss from hedging activities in the condensed statement of operations.

As of March 31, 2010, 8% of the Fund's assets consisted of cash and cash equivalents. The Fund no longer has any unexpired unfunded commitments and does not anticipate funding any additional loans.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $20.6 million during the three months ended March 31, 2010.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustment	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
March 31, 2010	$934.5 million	$877.0 million	$57.5 million	$0
December 31, 2009	$934.5 million	$856.4 million	$78.1 million	$0

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

The Fund entered into interest rate swap transactions to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities are separately reported from unrealized gains and losses from investments and are included in net realized and unrealized loss from hedging activities in these financial statements.  The fair value of the interest rate swap is recorded in other liabilities and the change in the fair value is recorded as a change in unrealized loss from investment and hedging activities.

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of income for the nine months ended March 31, 2010.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 1A.

Risk Factors

See item 1A – ‘Risk Factors’ in the Fund’s 2009 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003.  No other shares of the Fund have been sold; however the Fund received an additional $245.0 million of paid in capital during the period from May 28, 2004 through March 31, 2010 which is expected to be used to acquire venture loans and fund operations.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.

Removed and Reserved

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description
3(i)

Articles of Amendment and Restatement as filed with the Maryland Secretary of State on October 14, 2004, incorporated by reference to the Fund’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2005.

3(ii)	Amended and Restated Bylaws of the Fund, incorporated by reference to the Fund’s Form 10-K filed with the Securities and Exchange Commission on March 25, 2010.
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

VENTURE LENDING & LEASING IV, INC.

(Registrant)

By:

/S/ Maurice C. Werdegar

By:

/S/ Martin D. Eng

Maurice C. Werdegar

Martin D. Eng

Chief Executive Officer

Chief Financial Officer

Date:

May 13, 2010

Date:

May 13, 2010

EXHIBIT INDEX

Exhibit Number	Description
3(i)

Articles of Amendment and Restatement as filed with the Maryland Secretary of State on October 14, 2004, incorporated by reference to the Fund’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2005.

3(ii)	Amended and Restated Bylaws of the Fund, incorporated by reference to the Fund’s Form 10-K filed with the Securities and Exchange Commission on March 25, 2010.
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

Date: May 13, 2010

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer

                     Exhibit 31.2

CERTIFICATION PURSUANT TO
RULE 13a-14

I, Maurice C. Werdegar, certify that:

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

Date: May 13, 2010

/S/ Maurice C. Werdegar

Maurice C. Werdegar

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Maurice C. Werdegar

Maurice C. Werdegar

Chief Executive Officer

May 13, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer

May 13, 2010