Form 10-Q
period 2010-06-30
VENTURE LENDING & LEASING IV INC
filed 2010-08-12
CIK 1271808

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Outstanding as of August 12, 2010

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of June 30, 2010 and December 31, 2009

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2010 and 2009

Condensed Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2010 and 2009

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2010 and 2009

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

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Removed and Reserved

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30, 2010	December 31, 2009
ASSETS
Loans, at estimated fair value
(Cost of $55,929,359 and $90,664,727)	$ 41,609,904	$ 78,115,522
Cash and cash equivalents	6,633,131	5,798,774
Other investment (Cost of $768,021 and $768,247)	33,021	33,247
Other assets	552,458	1,067,235

Total assets	48,828,514	85,014,778

LIABILITIES
Accrued management fees	304,241	531,342
Accounts payable and other accrued liabilities	64,956	93,552

Total liabilities	369,197	624,894

NET ASSETS	$ 48,459,317	$ 84,389,884

Analysis of Net Assets:

Capital paid in on shares of capital stock	$ 245,025,000	$ 245,025,000
Return of capital distributions	(179,465,520)	(145,305,203)
Accumulated deficit	(17,100,163)	(15,329,913)
Net assets (equivalent to $484.59 and $843.90 per share based on
100,000 shares of capital stock outstanding - see Note 5)	$ 48,459,317	$ 84,389,884

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

INVESTMENT INCOME:
Interest on loans	$ 1,701,035	$ 5,662,326	$ 3,966,592	$ 12,806,919
Other interest and other income	351	1,339	426	194,918
Total investment income	1,701,386	5,663,665	3,967,018	13,001,837

EXPENSES:
Management fees	305,178	918,645	699,842	2,289,250
Interest expense	-	534,948	-	1,744,528
Banking and professional fees	87,679	154,201	205,831	313,134
Other operating expenses	23,821	26,409	50,553	55,494
Total expenses	416,678	1,634,203	956,226	4,402,406
Net investment income	1,284,708	4,029,462	3,010,792	8,599,431

Net realized loss from investments	(791,292)	(2,217,866)	(805,026)	(2,440,715)
Net change in unrealized loss from
investments	(288,619)	(2,139,214)	(1,770,250)	(7,475,842)
Net realized and unrealized loss from
hedging activities	-	(66,794)	-	(145,129)
Net realized and unrealized loss from
investments and hedging activities	(1,079,911)	(4,423,874)	(2,575,276)	(10,061,686)

Net increase (decrease) in net assets
resulting from operations	$ 204,797	$ (394,412)	$ 435,516	$ (1,462,255)
Net increase (decrease) in net assets
resulting from operations per share	$ 2.05	$ (3.94)	$ 4.36	$ (14.62)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Increase in net assets resulting from operations:
Net investment income	$ 1,284,708	$ 4,029,462	$ 3,010,792	$ 8,599,431
Net realized loss from investment
transactions	(791,292)	(2,217,866)	(805,026)	(2,440,715)
Net change in unrealized loss from
investments	(288,619)	(2,139,214)	(1,770,250)	(7,475,842)
Net realized and unrealized loss
from hedging activities	-	(66,794)	-	(145,129)

Net increase (decrease) in net assets resulting from operations	204,797	(394,412)	435,516	(1,462,255)

Distributions of income to shareholder	(493,415)	(1,253,513)	(2,205,766)	(5,110,070)
Return of capital to shareholder	(13,904,676)	(36,499,635)	(34,160,317)	(59,482,137)

Total decrease	(14,193,294)	(38,147,560)	(35,930,567)	(66,054,462)

Net assets
Beginning of period	62,652,611	183,983,456	84,389,884	211,890,358

End of period	$ 48,459,317	$ 145,835,896	$ 48,459,317	$ 145,835,896

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$ 435,516	$ (1,462,255)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	805,026	2,440,715
Net change in unrealized loss from investments	1,770,250	7,475,842
Net unrealized gain from hedging activities	-	(903,517)
Receipt of stock in lieu of fees	-	(138,594)
Amortization of deferred costs related to borrowing facility	-	580,951
Net decrease in other assets and other investments	515,003	663,019
Net decrease in accounts payable, other
accrued liabilities, and accrued management fees	(255,697)	(1,398,675)
Origination of loans	-	(4,113,299)
Principal payments on loans	33,364,259	79,866,431
Acquisition of equity securities	-	(60,188)
Net cash provided by operating activities	36,634,357	82,950,430
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(35,800,000)	(59,000,000)
Repayments of debt facility	-	(68,015,512)
Payment of bank facility fees and costs	-	(1,019)
Net cash used in financing activities	(35,800,000)	(127,016,531)
Net increase (decrease) in cash and cash equivalents	834,357	(44,066,101)
CASH AND CASH EQUIVALENTS:
Beginning of period	5,798,774	53,634,366
End of period	$ 6,633,131	$ 9,568,265
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:
Interest	$ -	$ 2,054,376
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$ 566,083	$ 5,592,207
Receipt of equity securities as repayment of loan	$ 566,083	$ 5,393,426

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.

ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing IV, Inc. (the “Fund”), was incorporated in Maryland on October 31, 2003 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 and is managed by Westech Investment Advisors, Inc. (“Manager” or “Management”).  One hundred percent of the stock of the Fund is held by Venture Lending & Leasing IV, LLC (the “Company”).  Prior to commencing its operations on May 28, 2004, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in November 2003.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations.

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods.  Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and six months ended June 30, 2010 are not necessarily indicative of what the results would be for a full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Valuation Methods

At June 30, 2010 and December 31, 2009, the financial statements include nonmarketable investments ($41,642,925 and $78,148,769 or approximately 85% and 92% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

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

Money market funds held as Cash and Cash Equivalents are valued at their most recently posted net asset value, if available, or at amortized cost, provided such amount is not materially different from quoted price.

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

As of June 30, 2010 and December 31, 2009, loans with a cost basis of $25.0 million and $20.9 million and a fair value of $10.7 million and $8.6 million, respectively, have been classified as nonaccrual.

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

On June 9, 2009, the Fund paid approximately $0.3 million to terminate its swap agreement in connection with the termination of the debt facility, and thus the Fund has no interest rate swap transactions outstanding as of June 30, 2010.

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

Tax Status

As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its RIC status, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of June 30, 2010, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2006 and forward.

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of June 30, 2010, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the three month periods ended June 30, 2010 and 2009, the weighted average interest rate on performing loans was 16.72% and 15.75%, respectively.  For the six month periods ended June 30, 2010 and 2009, the weighted average interest rate on performing loans was 15.97% and 15.17%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of June 30, 2010 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 6/30/10	6/30/10	Maturity Date
Biotechnology
Bioabsorbable Therapeutics, Inc.		$87,811	$912,811	*
Subtotal:	0.2%	$87,811	$912,811

Carrier Networking
Opvista, Inc.		$1,607,250	$1,607,250	*
Wavebender, Inc.		100,664	100,664	1/1/11
Subtotal:	3.5%	$1,707,914	$1,707,914

Computers & Storage
D-Wave Systems, Inc.		$5,537	$5,537	7/1/10
Gear Six, Inc.		43,706	118,706	*
NComputing, Inc.		190,348	190,348	9/1/10
Panta Systems, Inc.		78,693	808,693	*
Vidyo, Inc.		336,379	336,379	10/1/10
Subtotal:	1.4%	$654,663	$1,459,663

Enterprise Networking
Envivio, Inc.		$687,161	$687,161	1/1/11
Vyatta, Inc.		558,297	558,297	2/1/11
Subtotal:	2.6%	$1,245,458	$1,245,458

Internet
Blekko, Inc.		$226,661	$226,661	12/1/11
BuzzLogic, Inc.		262,869	262,869	8/1/11
Collarity, Inc.		329,821	669,821	*
Cuil, Inc.		2,145,281	2,860,281	*
Delve Networks, Inc.		231,810	231,810	7/1/11
Donnerwood Media, Inc.		322,349	322,349	5/1/11
EForce Media, Inc.		62,432	1,512,432	*
Genius.com, Inc.		26,629	26,629	8/1/10
iGroup Network, Inc.		13,395	13,395	8/1/10
Inigral, Inc.		64,149	64,149	8/1/11
Insider Guides, Inc.		437,550	437,550	4/1/11

Loomia, Inc.		277,681	277,681	*
Multiply, Inc.		407,257	407,257	9/1/11
Philotic, Inc.		42,534	42,534	7/1/11
Quantcast Corp.		3,278,929	3,278,929	1/1/13
SnapJot, Inc.		-	103,532	*
SugarSync, Inc.		1,097,626	1,097,626	5/1/11
TheFind, Inc.		549,162	549,162	12/1/11
ThisNext, Inc.		273,218	273,218	1/1/12
Tribe Networks, Inc.		-	465,007	*
UStream.TV, Inc.		34,092	34,092	10/1/10
VetCentric, Inc.		1,155,668	1,155,668	7/1/12
Videojax, Inc.		1,476	288,380	*
Youku.com, Inc.		1,954,871	1,954,871	1/1/12
Subtotal:	27.2%	$13,195,460	$16,555,903

Medical Devices
Accuri Cytometers, Inc.		$113,242	$113,242	9/1/10
AirXpanders, Inc.		407,528	407,528	9/1/11
Biomerix Corp.		632,292	632,292	12/1/11
CyberHeart, Inc.		549,830	729,830	*
Evera Medical, Inc.		-	567,215	*
iBalance Medical, Inc.		185,380	285,380	*
Intellidx, Inc.		203,786	903,786	*
MyoScience, Inc.		225,168	225,168	6/1/11
Nellix, Inc.		131,111	131,111	7/1/11
Softscope Medical Technologies, Inc.		163,096	163,096	6/1/11
Varix Medical Corp.		135,141	180,141	*
Subtotal:	5.7%	$2,746,574	$4,338,789

Other Healthcare
Chakshu Research, Inc.		$561,483	$1,061,483	*
NanoSphere, Inc.		631,437	631,437	8/1/10
Pharmacy TV Network, Inc.		-	336,005	*
Subtotal:	2.5%	$1,192,920	$2,028,925

Other Technology
EoPlex Tehcnologies, Inc.		$329,728	$329,728	6/1/11
Integrity Block, Inc.		72,913	92,913	*
Nanoconduction, Inc.		148,741	200,533	*
Nanogram Corporation		70,417	70,417	12/1/10
Oryxe Energy International, Inc.		350,998	480,998	*
Sezmi Corp.		1,003,937	1,003,937	2/1/12
Solaria Corp.		1,484,317	1,484,317	3/1/11
Sub-One Technology, Inc.		1,228,054	1,228,054	12/1/11

Subtotal:	9.7%	$4,689,105	$4,890,897

Security
Dragnet Solutions, Inc.		$392,012	$392,012	6/1/11
Guardian Analytics, Inc.		528,715	528,715	12/1/11
Nevis Networks, Inc.		93,762	273,762	*
TrustedID, Inc.		563,958	563,958	6/1/11
Subtotal:	3.3%	$1,578,447	$1,758,447

Semiconductors & Equipment
Alereon, Inc.		$1,137	$76,137	*
Celestial Semiconductor, Inc.		277,398	1,177,398	*
Discera, Inc.		78,394	78,394	1/1/11
Gigafin Networks, Inc.		72,414	1,772,414	*
Intelleflex Corp.		495,104	495,104	4/1/11
SiPort, Inc.		682,999	682,999	7/1/11
Tela Innovations, Inc.		45,948	45,948	10/1/10
Zenverge, Inc.		585,750	585,750	7/1/11
Subtotal:	4.6%	$2,239,144	$4,914,144

Software
Anchor Intelligence, Inc.		$549,837	$549,837	8/1/11
Athena Design Systems, Inc.		29,837	76,837	*
Berkeley Design Automation, Inc.		149,525	149,525	4/1/11
BlueRoads Corporation		175,448	2,445,448	*
Cloudmark, Inc.		466,108	466,108	3/1/11
Cloudshare, Inc.		28,170	28,170	9/1/10
Demandbase, Inc.		141,532	141,532	11/1/10
Future Point Systems, Inc.		167,779	167,779	5/1/12
Gazillion, Inc.		814,812	814,812	3/1/11
Integrien Corp.		678,385	678,385	2/1/12
JasperSoft, Inc.		581,658	581,658	5/1/11
Kareo, Inc.		77,731	77,731	12/1/10
Market6, Inc.		51,554	51,554	7/1/10
Orb Networks, Inc.		46,219	46,219	8/1/10
RingCube Technologies, Inc.		646,747	646,747	10/1/11
Steelwedge Software, Inc.		1,168,259	1,168,259	*
Universal Ad, Inc.		189,100	364,100	*
Xtime, Inc.		74,444	74,444	1/1/11
Subtotal:	12.5%	$6,037,145	$8,529,145

Technology Services
SG Micro, Inc.		$229,995	$229,995	4/1/11
Subtotal:	0.5%	$229,995	$229,995

Wireless
Cellfire, Inc.		$530,678	$530,678	4/1/11
DeFi Mobile, Ltd.		200,344	337,344	*
Dilithium Networks, Inc.		1,062,726	1,062,726	6/1/11
Emotive Communications, Inc.		116,505	391,505	*
July Systems, Inc.		409,180	409,180	2/1/12
Nextivity, Inc.		1,487,664	2,227,664	*
Ortiva Wireless, Inc.		688,697	688,697	5/1/11
Quickoffice, Inc.		40,593	40,593	7/1/10
SandLinks, Inc.		68,984	268,984	*
Send Me, Inc.		1,096,541	1,096,541	4/1/12
Venturi Wireless, Inc.		198,460	198,460	11/1/10
Wavion, Inc.		104,896	104,896	7/1/10
Subtotal:	12.4%	$6,005,268	$7,357,268

Total: (Cost of $55,929,359)	85.9%	$41,609,904	$55,929,359

* As of June 30, 2010 loans with a cost basis of $25.0 million and a fair value of $10.7 million have been classified as nonaccrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

Loans as of December 31, 2009 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/09	12/31/09	Maturity Date
Biotechnology
Bioabsorbable Therapeutics, Inc.		$172,963	$912,963	*
SanBio, Inc.		470,563	470,563	6/1/10
Trellis Bioscience, Inc.		173,790	173,790	12/1/10
Subtotal:	1.0%	$817,316	$1,557,316

Carrier Networking
Kodiak Networks, Inc.		$196,266	$196,266	4/1/10
Opvista, Inc.		807,250	1,607,250	*
Overture Networks, Inc.		120,463	120,463	2/1/10
Wavebender, Inc.		103,372	103,372	1/1/11
Subtotal:	1.5%	$1,227,351	$2,027,351

Computers & Storage
Cloudshield, Inc.		$805,441	$805,441	4/1/11
D-Wave Systems, Inc.		45,043	45,043	7/1/10
Gear Six, Inc.		291,222	291,222	12/1/10

NComputing, Inc.		445,277	445,277	9/1/10
Panta Systems, Inc.		78,693	808,693	*
Vidyo, Inc.		809,898	809,898	10/1/10
Subtotal:	2.9%	$2,475,574	$3,205,574

Enterprise Networking
Envivio, Inc.		$1,451,594	$1,451,594	1/1/11
PacketMotion, Inc.		798,291	798,291	3/1/11
Vyatta, Inc.		999,379	999,379	2/1/11
Subtotal:	3.9%	$3,249,264	$3,249,264

Internet
Aggregate Knowledge, Inc.		$740,354	$740,354	12/1/11
Blekko, Inc.		307,107	307,107	12/1/11
BuzzLogic, Inc.		486,302	486,302	8/1/11
Collarity, Inc.		535,618	715,618	*
Cuil, Inc.		3,563,005	3,563,005	12/1/12
Delve Networks, Inc.		320,605	320,605	7/1/11
Donnerwood Media, Inc.		483,185	483,185	5/1/11
EForce Media, Inc.		762,432	1,512,432	*
Genius.com, Inc.		101,242	101,242	8/1/10
iGroup Network, Inc.		53,528	53,528	8/1/10
Inigral, Inc.		92,883	92,883	8/1/11
Insider Guides, Inc.		792,254	792,254	4/1/11
Koders, Inc.		158,735	158,735	5/1/11
Loomia, Inc.		351,522	351,522	12/1/11
Multiply, Inc.		570,185	570,185	9/1/11
Philotic, Inc.		84,749	84,749	7/1/11
Quantcast, Corp.		4,169,098	4,169,098	1/1/13
Radar Networks, Inc.		305,023	305,023	10/1/10
RPM Communications, Inc.		62,632	222,632	*
SnapJot, Inc.		-	103,532	*
SugarSync, Inc.		1,645,128	1,645,128	5/1/11
TheFind, Inc.		760,747	760,747	12/1/11
ThisNext, Inc.		375,549	375,549	5/1/11
Tribe Networks. Inc.		-	465,007	*
UStream.TV, Inc.		83,540	83,540	10/1/10
VetCentric, Inc.		1,420,937	1,420,937	10/1/11
Videojax, Inc.		51,331	311,331	*
Whole Life Connect, Inc		-	497,174	*
Youku.com, Inc.		2,795,891	2,795,891	1/1/12
Subtotal:	25.0%	$21,073,582	$23,489,295

Medical Devices

Accuri Cytometers, Inc.		$328,882	$328,882	9/1/10
AirXpanders, Inc.		493,179	493,179	9/1/11
Ample Medical, Inc.		18,734	32,734	*
Biomerix, Corp.		924,209	924,209	12/1/11
CyberHeart, Inc.		975,031	975,031	8/1/11
Evera Medical, Inc.		364,779	564,779	9/1/11
iBalance Medical, Inc.		793,637	793,637	9/1/10
Intellidx, Inc.		1,063,114	1,163,114	4/1/11
MyoScience, Inc.		517,757	517,757	6/1/11
Nellix, Inc.		238,734	238,734	7/1/11
Softscope Medical Technologies, Inc.		262,893	262,893	6/1/11
Varix Medical, Corp.		192,363	192,363	9/1/11
Subtotal:	7.3%	$6,173,312	$6,487,312

Other Healthcare
Advanced ICU Care, Inc.		$109,827	$109,827	10/1/10
Chakshu Research, Inc.		512,336	1,012,336	*
NanoSphere, Inc.		1,890,288	1,890,288	8/1/10
Pharmacy TV Network, Inc.		-	336,005	*
Skylight Healthcare Systems, Inc.		2,415,766	2,415,766	10/1/11
Subtotal:	5.8%	$4,928,217	$5,764,222

Other Technology
EoPlex Tehcnologies, Inc.		$527,634	$527,634	6/1/11
Integrity Block, Inc.		72,913	92,913	*
Nanoconduction, Inc.		439,577	539,577	*
Nanogram, Corp.		449,091	449,091	12/1/10
Nanosolar, Inc.		65,578	65,578	5/1/10
Oryxe Energy International, Inc.		391,642	521,642	*
Sezmi, Corp.		1,793,646	1,793,646	2/1/12
Solaria, Corp.		2,463,265	2,463,265	3/1/11
Sub-One Technology, Inc.		1,552,491	1,552,491	12/1/11
Subtotal:	9.2%	$7,755,837	$8,005,837

Security
CipherOptics, Inc.		$146,617	$146,617	3/1/10
Dragnet Solutions, Inc.		574,091	574,091	6/1/11
Guardian Analytics, Inc.		619,189	619,189	8/1/11
Nevis Networks, Inc.		123,762	303,762	*
TrustedID, Inc.		759,593	759,593	6/1/11
Subtotal:	2.6%	$2,223,252	$2,403,252

Semiconductors & Equipment
Alereon, Inc.		$528,072	$528,072	7/1/10

Azuro, Inc.		326,868	326,868	2/1/10
Celestial Semiconductor, Inc.		277,398	1,177,398	*
Cswitch, Corp.		-	71,487	*
Discera, Inc.		198,132	198,132	1/1/11
Gigafin Networks, Inc.		72,414	1,772,414	*
Insilica, Inc.		502,965	502,965	11/1/10
Integrated Materials, Inc.		117,533	117,533	3/1/10
Intelleflex, Corp.		811,691	811,691	4/1/11
InvenSense, Inc.		282,415	282,415	1/1/11
SiPort, Inc.		947,603	947,603	7/1/11
Teknovus, Inc.		60,910	60,910	3/1/10
Tela Innovations, Inc.		150,845	150,845	10/1/10
Zenverge, Inc.		966,393	966,393	7/1/11
Subtotal:	6.2%	$5,243,239	$7,914,726

Software
Anchor Intelligence, Inc.		$648,108	$648,108	12/1/11
Athena Design Systems, Inc.		29,837	76,837	*
Berkeley Design Automation, Inc.		421,775	421,775	4/1/11
BlueRoads, Corp.		175,448	2,445,448	*
Cloudmark, Inc.		856,880	856,880	3/1/11
Cloudshare, Inc.		81,561	81,561	9/1/10
Demandbase, Inc.		293,081	293,081	11/1/10
Future Point Systems, Inc.		181,817	181,817	4/1/12
Gazillion, Inc.		1,312,700	1,312,700	3/1/11
Integrien, Corp.		1,075,739	1,075,739	7/1/10
JasperSoft, Inc.		862,849	862,849	5/1/11
Kabira Technologies, Inc.		1,069,892	1,069,892	12/1/10
Kareo, Inc.		101,619	101,619	12/1/10
Market6, Inc.		301,142	301,142	7/1/10
Orb Networks, Inc.		158,962	158,962	8/1/10
RingCube Technologies, Inc.		765,749	765,749	10/1/11
Steelwedge Software , Inc.		1,228,259	1,228,259	*
Ultriva, Inc.		67,256	67,256	1/1/10
Universal Ad, Inc.		173,583	348,583	*
Xtime, Inc.		176,201	176,201	1/1/11
Zoove, Corp.		163,693	163,693	7/1/11
Subtotal:	12.0%	$10,146,151	$12,638,151

Technology Services
Neutral Tandem, Inc.		$386,537	$386,537	3/1/10
OpSource, Inc.		2,171,701	2,171,701	12/1/11
SG Micro, Inc.		380,841	380,841	4/1/11
Subtotal:	3.5%	$2,939,079	$2,939,079

Wireless
Cellfire, Inc.		$1,041,066	$1,041,066	4/1/11
DeFi Mobile, Ltd.		337,344	337,344	*
Dilithium Networks, Inc.		1,530,907	1,530,907	6/1/11
Emotive Communications, Inc.		143,630	393,630	*
Hands-On Mobile, Inc.		638,217	638,217	5/1/10
July Systems, Inc.		523,480	523,480	*
Nextivity, Inc.		1,487,664	2,227,664	*
Ortiva Wireless, Inc.		1,018,036	1,018,036	5/1/11
Quickoffice, Inc.		145,523	145,523	7/1/10
SandLinks, Inc.		125,324	255,324	*
Send Me, Inc.		1,529,053	1,529,053	4/1/12
SmartDrive Systems, Inc.		240,106	240,106	6/1/10
Venturi Wireless, Inc.		415,453	415,453	11/1/10
Wavion, Inc.		629,572	629,572	7/1/10
WiSpry, Inc.		57,973	57,973	4/1/10
Subtotal:	11.7%	$9,863,348	$10,983,348

Total: (Cost of $90,664,727)	92.6%	$78,115,522	$90,664,727

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

The following table presents the balances of assets as of June 30, 2010 and assets as of December 31, 2009 measured at fair value on a recurring basis:

As of June 30, 2010	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ 41,609,904	$ 41,609,904
Other investment	-	33,021	33,021
Cash equivalents	6,633,131	-	6,633,131

Total assets	$ 6,633,131	$ 41,642,925	$ 48,276,056

As of December 31, 2009	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ 78,115,522	$ 78,115,522
Other investment	-	33,247	33,247
Cash equivalents	5,798,774	-	5,798,774

Total assets	$ 5,798,774	$ 78,148,769	$ 83,947,543

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Six Months Ended		For the Six Months Ended
	June 30, 2010		June 30, 2009
	Loans to borrowers	Other investment	Loans to borrowers	Other investment
Beginning balance	$ 78,115,522	$ 33,247	$ 225,801,890	$ -
Additional investments	-	2,374	4,113,299	875,000
Principal reductions	(33,930,342)	(2,600)	(85,259,857)	(100,000)
Net change in the unrealized loss
from investments	(1,770,250)	-	(6,740,842)	(735,000)
Net realized loss from investments	(805,026)	-	(2,440,715)	-
Ending balance	$ 41,609,904	$ 33,021	$ 135,473,775	$ 40,000

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

5.

CAPITAL STOCK

As of June 30, 2010 and December 31, 2009, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.

Total contributed capital to the Fund as of June 30, 2010 and December 31, 2009 was $245.0 million.  The chart below shows the distributions of the Fund for the six months ended June 30, 2010 and 2009.

	For the Six Months Ended	For the Six Months Ended
	June 30, 2010	June 30, 2009
Cash distributions	$ 35,800,000	$ 59,000,000
Distributions of securities	566,083	5,592,207

Total distributions to shareholder	$ 36,366,083	64,592,207

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

Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund had taken a $735,000 fair market reduction in 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund’s portion of the expected liquidation value of the asset as of June 30, 2010 is $33,021.

8.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2010.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009

Total return *	1.53%	(0.86)%	1.39%	(1.44)%

Per share amounts:
Net asset value, beginning of year	$ 626.53	$ 1,839.83	$ 843.90	$ 2,118.90
Net investment income	12.85	40.29	30.11	85.99
Net change in realized and unrealized
loss from investments and hedging activities	(10.81)	(44.22)	(25.76)	(100.61)
Net increase (decrease) in net assets
resulting from operations	2.04	(3.93)	4.35	(14.62)
Income distributions to shareholder	(4.93)	(12.54)	(22.06)	(51.10)
Return of capital to shareholder	(139.05)	(365.00)	(341.60)	(594.82)

Net asset value, end of period	$ 484.59	$ 1,458.36	$ 484.59	$ 1,458.36

Net assets, end of period	$ 48,459,317	$ 145,835,896	$ 48,459,317	$ 145,835,896

Ratios to average net assets:

Expenses *	3.09%	3.56%	2.97%	4.46%
Net investment income *	9.53%	8.78%	9.35%	8.71%
* Annualized

9.

SUBSEQUENT EVENTS

Subsequent events have been reviewed through August 12, 2010.  No additional disclosure is required.

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

 Results of Operations –For the three and six months ended June 30, 2010 and 2009.

Total investment income for the three months ended June 30, 2010 and 2009 was $1.7 million and $5.7 million, respectively, which primarily consisted of interest on venture loans outstanding during the period. Total investment income for the  six months ended June 30, 2010 and 2009 was $4.0 million and $13.0 million, respectively, which primarily consisted of interest on venture loans outstanding during the period.  The remaining income consisted of interest and dividends on the temporary investment of cash and late fees.  The decrease in investment income is as a result of the Fund no longer funding new loans and the existing portfolio continues to pay down.  Average performing loans decreased to $40.7 million for the three months ended June 30, 2010 from $143.8 million for the three months ended June 30, 2009; and to $49.7 million for the six months ended June 30, 2010 from $168.9 million for the six months ended June 30, 2009. This was partially offset by increasing interest rates, as average interest rates increased to 16.72% for the three months ended June 30, 2010 from 15.75% for the three months June 30, 2009; and increased to 15.97% for the six months ended June 30, 2010 from 15.17% for the six months ended June 30, 2009.   Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Management fees for the three months ended June 30, 2010 and 2009 were $0.3 million and $0.9 million, respectively.  Management fees for the six months ended June 30, 2010 and 2009 were $0.7 million and $2.3 million, respectively.  Management fees are based on assets under management, and decreased due to the decrease in assets under management relative to the previous year.

Total interest expense was $0 and $0.5 million for the three months ended June 30, 2010 and 2009, respectively. Total interest expense was $0 and $1.7 million for the six months ended June 30, 2010 and 2009, respectively. Interest expense decreased for the period because the Fund paid off its loans in 2009 and did not have any debt outstanding throughout 2010.

Total banking and professional fees was less than $0.1 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively.  Total banking and professional fees was $0.2 million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively. The decrease for the period was primarily related to a decrease in credit insurance fees and banking fees resulting from the elimination of the credit facility.

The total other operating expenses for the three and six months ended June 30, 2010 and 2009 were less than $0.1 million and did not materially change.

Net investment income for the three months ended June 30, 2010 and 2009 was $1.3 million and $4.0 million, respectively.  Net investment income for the six months ended June 30, 2010 and 2009 was $3.0 million and $8.6 million, respectively.

Total net realized loss from investments was $0.8 million and $2.2 million for the three months ended June 30, 2010 and 2009, respectively.   Total net realized loss from investments was $0.8 million and $2.4 million for the six months ended June 30, 2010 and 2009, respectively.  The realized losses consist of write offs, net of recoveries of previously written off uncollectible loans.

Net change in unrealized loss from investments for the three months ended June 30, 2010 and 2009 was $0.3 million and $2.1 million, respectively.  Net change in unrealized loss from investments for the six months ended June 30, 2010 and 2009 was $1.8 million and $7.5 million, respectively.  The unrealized loss consists of fair market value adjustments of loans.

The net realized and unrealized loss from hedging activities for the three and six months ended June 30, 2010 and 2009 was $0 and $0.1 million, respectively.  The realized and unrealized loss consists of the net decline in value of the Fund’s interest rate swap transaction.  The Fund settled its interest rate swap transaction during 2009 and there were no hedging activities during 2010.

Net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2010 and 2009 was $0.2 million and $(0.4) million, respectively.  On a per share basis, net increase (decrease) in net assets resulting from operations was $2.05 and $(3.94) for the three months ended June 30, 2010 and 2009, respectively.  Net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2010 and 2009 was $0.4 million and $(1.5) million, respectively.  On a per share basis, net increase (decrease) in net assets resulting from operations was $4.36 and $(14.62) for the six months ended June 30, 2010 and 2009, respectively

Liquidity and Capital Resources – June 30, 2010

Total capital contributed to the Fund was $245.0 million, prior to the distribution of capital, as of June 30, 2010.  Committed capital to the Company at June 30, 2010 was $250.0 million, all of which had been called.

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

As of June 30, 2010, 14% of the Fund's assets consisted of cash and cash equivalents. The Fund no longer has any unexpired unfunded commitments and does not anticipate funding any additional loans.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $36.5 million during the three months ended June 30, 2010.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustment	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
June 30, 2010	$934.5 million	$892.9 million	$41.6 million	$0
December 31, 2009	$934.5 million	$856.4 million	$78.1 million	$0

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of income for the six months ended June 30, 2010.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003.  No other shares of the Fund have been sold; however the Fund received an additional $245.0 million of paid in capital during the period from May 28, 2004 through June 30, 2010 which is expected to be used to acquire venture loans and fund operations.

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

31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING IV, INC.

(Registrant)

By:

/S/ Maurice C. Werdegar

By:

/S/ Martin D. Eng

Maurice C. Werdegar

Martin D. Eng

Chief Executive Officer

Chief Financial Officer

Date:

August 12, 2010

Date:

August 12, 2010

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

31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.

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

Date: August 12, 2010

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

Date: August 12, 2010

/S/ Maurice C. Werdegar

Maurice C. Werdegar

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Maurice C. Werdegar

Maurice C. Werdegar

Chief Executive Officer

August 12, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer

August 12, 2010