Form 10-Q
period 2010-09-30
VENTURE LENDING & LEASING IV INC
filed 2010-11-12
CIK 1271808

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]   No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and 'smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 12, 2010
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited) As of September 30, 2010 and December 31, 2009

Condensed Statements of Operations (Unaudited) For the three and nine months ended September 30, 2010 and 2009

Condensed Statements of Changes in Net Assets (Unaudited) For the three and nine months ended September 30, 2010 and 2009

Condensed Statements of Cash Flows (Unaudited) For the nine months ended September 30, 2010 and 2009

Notes to Condensed Financial Statements (Unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitatve and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Item 4T.	Controls and Procedures

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Removed and Reserved

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30, 2010	December 31, 2009
ASSETS
Loans, at estimated fair value (Cost of $42,306,408 and $90,664,727)	$27,370,992	$78,115,522
Cash and cash equivalents	5,434,959	5,798,774
Other investment (Cost of $768,021 and $768,247)	33,021	33,247
Other assets	307,439	1,067,235

Total assets	33,146,411	85,014,778

LIABILITIES
Accrued management fees	207,165	531,342
Accounts payable and other accrued liabilities	82,321	93,552

Total liabilities	289,486	624,894

NET ASSETS	$32,856,925	$84,389,884

Analysis of Net Assets:

Capital paid in on shares of capital stock	$245,025,000	$245,025,000
Return of capital distributions	(194,451,950)	(145,305,203)
Accumulated deficit	(17,716,125)	(15,329,913)
Net assets (equivalent to $328.57 and $843.90 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$32,856,925	$84,389,884

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

INVESTMENT INCOME:
Interest on loans	$1,421,044	$4,282,755	$5,387,636	$17,089,674
Other interest and other income	279	5,841	705	200,760
Total investment income	1,421,323	4,288,596	5,388,341	17,290,434

EXPENSES:
Management fees	207,165	710,237	907,007	2,999,486
Interest expense	—	—	—	1,744,528
Banking and professional fees	59,545	101,326	265,376	414,460
Other operating expenses	23,176	37,489	73,729	92,986
Total expenses	289,886	849,052	1,246,112	5,251,460
Net investment income	1,131,437	3,439,544	4,142,229	12,038,974

Net realized loss from investments	(1,871,353)	(4,962,009)	(2,676,379)	(7,402,725)
Net change in unrealized gain (loss) from investments	(615,962)	4,441,981	(2,386,212)	(3,033,860)
Net realized and unrealized loss from hedging activities	—	—	—	(145,128)
Net realized and unrealized loss from investment and hedging activities	(2,487,315)	(520,028)	(5,062,591)	(10,581,713)
Net increase (decrease) in net assets resulting from operations	$(1,355,878)	$2,919,516	$(920,362)	$1,457,261

Net increase (decrease) in net assets resulting from operations per share	$(13.56)	$29.20	$(9.20)	$14.57
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Increase (decrease) in net assets resulting from operations:
Net investment income	$1,131,437	$3,439,544	$4,142,229	$12,038,974
Net realized loss from investment transactions	(1,871,353)	(4,962,009)	(2,676,379)	(7,402,725)
Net change in unrealized gain (loss) from investments	(615,962)	4,441,981	(2,386,212)	(3,033,860)
Net realized and unrealized loss from hedging activities	—	—	—	(145,128)

Net increase (decrease) in net assets resulting from operations	(1,355,878)	2,919,516	(920,362)	1,457,261

Distributions of income to shareholder	739,916	1,522,466	(1,465,850)	(3,587,604)
Return of capital to shareholder	(14,986,430)	(37,431,647)	(49,146,747)	(96,913,784)
Decrease in capital transactions	(14,246,514)	(35,909,181)	(50,612,597)	(100,501,388)
Total decrease	(15,602,392)	(32,989,665)	(51,532,959)	(99,044,127)

Net assets
Beginning of period	48,459,317	145,835,896	84,389,884	211,890,358

End of period	$32,856,925	$112,846,231	$32,856,925	$112,846,231

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(920,362)	$1,457,261
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	2,676,379	7,402,725
Net change in unrealized loss from investments	2,386,212	3,033,860
Net unrealized gain from hedging activities	—	(903,517)
Receipt of stock in lieu of fees	—	(138,594)
Amortization of deferred costs related to borrowing facility	—	580,951
Net decrease in other assets and other investments	760,022	1,795,492
Net decrease in accounts payable, other accrued liabilities, and accrued management fees	(335,408)	(1,754,277)
Origination of loans	—	(4,113,299)
Principal payments on loans	44,869,342	107,072,359
Acquisition of equity securities	—	(60,188)
Net increase in other investment	—	(771,610)
Net cash provided by operating activities	49,436,185	113,601,163
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(49,800,000)	(94,000,000)
Repayments of debt facility	—	(68,015,512)
Payment of bank facility fees and costs	—	(1,019)
Net cash used in financing activities	(49,800,000)	(162,016,531)
Net decrease in cash and cash equivalents	(363,815)	(48,415,368)
CASH AND CASH EQUIVALENTS:
Beginning of period	5,798,774	53,634,366
End of period	$5,434,959	$5,218,998
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$2,054,376
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$812,597	$6,501,388
Receipt of equity securities as repayment of loan	$812,597	$6,302,607

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing IV, Inc. (the “Fund”), was incorporated in Maryland on October 31, 2003 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC, formerly known as Westech Investment Advisors, Inc., (“Manager” or “Management”). One hundred percent of the stock of the Fund is held by Venture Lending & Leasing IV, LLC (the “Company”). Prior to commencing its operations on May 28, 2004, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in November 2003. This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations,which was obtained by the Fund on April 15, 2004

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2010 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Interest Income

Interest income on loans is recognized using the effective interest method including amounts resulting from the amortization of discounts attributable to equity securities received as part of the loan transaction. Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Valuation Procedures

The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below. All valuations are determined under the direction of Management, in accordance with these Methods.

The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law. On a quarterly basis, Management will submit to the Board of Directors (“Board”) a “Valuation Report,” which details the rationale for the valuation of investments.

Valuation Methods

At September 30, 2010 and December 31, 2009, the financial statements include nonmarketable investments ($27,404,013 and $78,148,769 or approximately 83% and 92% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Fair value is the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants. There is no secondary market for the loans, hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. Management determines whether to adjust the estimated fair value of a loan based on a number of factors, including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery.

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

Nonaccrual Loans

The Fund's policy is to place a loan on nonaccrual status when the loan stops performing and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status. Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on nonaccrual loans will be recorded on a cash basis.

As of September 30, 2010 and December 31, 2009, loans with a cost basis of $24.1 million and $20.9 million and a fair value of $9.1 million and $8.6 million, respectively, have been classified as nonaccrual.

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

On June 9, 2009, the Fund paid approximately $0.3 million to terminate its swap agreement in connection with the termination of the debt facility, and thus the Fund has no interest rate swap transactions outstanding as of September 30, 2010.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 and requires additional disclosure related to recurring and nonrecurring fair value measurements with respect to transfers in and out of Levels 1 and 2 and requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis). It also clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). The adoption of ASU 2010-06 did not have a material impact on the Fund's financial statements. Certain parts of the ASU 2010-06 are not yet effective. Management is currently evaluating the impact of the Level 3 disclosure requirements on the Fund's financial statement disclosures.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status). Should the Fund not qualify as a RIC or lose its RIC status, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits would be taxable to its shareholder as ordinary income. As of September 30, 2010, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2007 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2010, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below. The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower. Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount. For the three month periods ended September 30, 2010 and 2009, the weighted average interest rate on performing loans was 23.10% and 15.54%, respectively. The Fund had a prepayment which included a large amount of additional interest during the third quarter of fiscal year 2010. This additional interest income skewed the percentage for fiscal year 2010. For the nine month periods ended September 30, 2010 and 2009, the weighted average interest rate on performing loans was 17.30% and 15.20%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of September 30, 2010 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 9/30/2010	9/30/2010	Maturity Date
Biotechnology
Bioabsorbable Therapeutics, Inc.		$87,811	$912,811	*
Subtotal:	0.3%	$87,811	$912,811

Carrier Networking
Opvista, Inc.		$1,607,250	$1,607,250	*
Wavebender, Inc.		46,911	91,911	*
Subtotal:	5.0%	$1,654,161	$1,699,161

Computers & Storage
Panta Systems, Inc.		$78,693	$808,693	*
Vidyo, Inc.		85,707	85,707	10/1/2010
Subtotal:	0.5%	$164,400	$894,400

Enterprise Networking
Envivio, Inc.		$309,914	$309,914	1/1/2011
Vyatta, Inc.		469,174	469,174	9/1/2012
Subtotal:	2.4%	$779,088	$779,088

Internet
Blekko, Inc.		$184,333	$184,333	12/1/2011
BuzzLogic, Inc.		144,946	144,946	8/1/2011
Collarity, Inc.		—	669,821	*
Cuil, Inc.		290,281	2,860,281	*
Donnerwood Media, Inc.		238,073	238,073	5/1/2011
Inigral, Inc.		48,969	48,969	8/1/2011
Insider Guides, Inc.		216,084	216,084	4/1/2011
Loomia, Inc.		137,681	277,681	*

Philotic, Inc.		30,399	30,399	7/1/2011
Quantcast Corp.		2,804,133	2,804,133	1/1/2013
SnapJot, Inc.		—	103,532	*
SugarSync, Inc.		810,701	810,701	5/1/2011
ThisNext, Inc.		234,099	234,099	1/1/2012
Tribe Networks, Inc.		—	465,007	*
UStream.TV, Inc.		7,324	7,324	10/1/2010
VetCentric, Inc.		1,221,596	1,221,596	7/1/2012
Youku.com, Inc.		1,512,058	1,512,058	1/1/2012
Subtotal:	24.0%	$7,880,677	$11,829,037

Medical Devices
AirXpanders, Inc.		$332,737	$332,737	9/1/2011
Biomerix Corp.		477,559	477,559	12/1/2011
CyberHeart, Inc.		549,830	729,830	*
Evera Medical, Inc.		—	567,215	*
iBalance Medical, Inc.		182,324	282,324	*
Intellidx, Inc.		204,145	904,145	*
MyoScience, Inc.		34,418	34,418	6/1/2011
Softscope Medical Technologies, Inc.		145,740	145,740	*
Varix Medical Corp.		135,141	180,141	*
Subtotal:	6.3%	$2,061,894	$3,654,109

Other Healthcare
Chakshu Research, Inc.		$570,035	$1,070,035	*
Pharmacy TV Network, Inc.		—	336,005	*
Subtotal:	1.7%	$570,035	$1,406,040

Other Technology
EoPlex Tehcnologies, Inc.		$224,020	$224,020	6/1/2011
Integrity Block, Inc.		72,913	92,913	*
Oryxe Energy International, Inc.		330,677	460,677	*
Sezmi Corp.		686,302	686,302	2/1/2012
Sub-One Technology, Inc.		1,056,854	1,056,854	12/1/2011
Subtotal:	7.2%	$2,370,766	$2,520,766

Security
Dragnet Solutions, Inc.		$295,530	$295,530	6/1/2011
Guardian Analytics, Inc.		449,192	449,192	12/1/2011
Nevis Networks, Inc.		3,762	263,762	*
TrustedID, Inc.		517,272	517,272	6/1/2012
Subtotal:	3.9%	$1,265,756	$1,525,756

Semiconductors & Equipment
Alereon, Inc.		$1,137	$76,137	*
Celestial Semiconductor, Inc.		277,398	1,177,398	*
Discera, Inc.		36,097	36,097	1/1/2011
Gigafin Networks, Inc.		72,414	1,772,414	*
Intelleflex Corp.		326,318	326,318	4/1/2011
SiPort, Inc.		542,864	542,864	7/1/2011
Tela Innovations, Inc.		9,392	9,392	10/1/2010
Zenverge, Inc.		385,730	385,730	7/1/2011
Subtotal:	5.0%	$1,651,350	$4,326,350

Software
Anchor Intelligence, Inc.		$512,363	$512,363	12/1/2011
Athena Design Systems, Inc.		—	76,837	*
BlueRoads Corporation		175,448	2,445,448	*
Cloudmark, Inc.		259,950	259,950	3/1/2011
Demandbase, Inc.		44,394	44,394	11/1/2010
Future Point Systems, Inc.		152,656	152,656	5/1/2012
Gazillion, Inc.		552,599	552,599	3/1/2011
JasperSoft, Inc.		433,533	433,533	5/1/2011
Kareo, Inc.		65,180	65,180	12/1/2010
RingCube Technologies, Inc.		582,564	582,564	10/1/2011
Steelwedge Software, Inc.		1,138,259	1,138,259	*
Universal Ad, Inc.		189,100	364,100	*
Xtime, Inc.		36,883	36,883	1/1/2011
Subtotal:	12.6%	$4,142,929	$6,664,766

Technology Services
SG Micro, Inc.		$149,422	$149,422	4/1/2011
Subtotal:	0.5%	$149,422	$149,422

Wireless
Cellfire, Inc.		$395,937	$395,937	1/1/2012
DeFi Mobile, Ltd.		200,344	337,344	*
Dilithium Networks, Inc.		980,810	980,810	*
Emotive Communications, Inc.		109,696	384,696	*
July Systems, Inc.		358,776	358,776	2/1/2012
Nextivity, Inc.		1,487,664	2,227,664	*
SandLinks, Inc.		68,985	268,984	*
Send Me, Inc.		868,445	868,445	4/1/2012
Venturi Wireless, Inc.		122,046	122,046	11/1/2010
Subtotal:	14.0%	$4,592,703	$5,944,702

Total: (Cost of $42,306,408)	83.3%	$27,370,992	$42,306,408

* As of September 30, 2010 loans with a cost basis of $24.1 million and a fair value of $9.1 million have been classified as nonaccrual. These loans have been accelerated from original maturity and are due in their entirety.

During the period for which these loans have been on non-accrual status, no interest income has been recognized.

Loans as of December 31, 2009 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/2009	12/31/2009	Maturity Date
Biotechnology
Bioabsorbable Therapeutics, Inc.		$172,963	$912,963	*
SanBio, Inc.		470,563	470,563	6/1/2010
Trellis Bioscience, Inc.		173,790	173,790	12/1/2010
Subtotal:	1.0%	$817,316	$1,557,316

Carrier Networking
Kodiak Networks, Inc.		$196,266	$196,266	4/1/2010
Opvista, Inc.		807,250	1,607,250	*
Overture Networks, Inc.		120,463	120,463	2/1/2010
Wavebender, Inc.		103,372	103,372	1/1/2011
Subtotal:	1.5%	$1,227,351	$2,027,351

Computers & Storage
Cloudshield, Inc.		$805,441	$805,441	4/1/2011
D-Wave Systems, Inc.		45,043	45,043	7/1/2010
Gear Six, Inc.		291,222	291,222	12/1/2010
NComputing, Inc.		445,277	445,277	9/1/2010
Panta Systems, Inc.		78,693	808,693	*
Vidyo, Inc.		809,898	809,898	10/1/2010
Subtotal:	2.9%	$2,475,574	$3,205,574

Enterprise Networking
Envivio, Inc.		$1,451,594	$1,451,594	1/1/2011
PacketMotion, Inc.		798,291	798,291	3/1/2011
Vyatta, Inc.		999,379	999,379	2/1/2011
Subtotal:	3.9%	$3,249,264	$3,249,264

Internet
Aggregate Knowledge, Inc.		$740,354	$740,354	12/1/2011
Blekko, Inc.		307,107	307,107	12/1/2011
BuzzLogic, Inc.		486,302	486,302	8/1/2011
Collarity, Inc.		535,618	715,618	*
Cuil, Inc.		3,563,005	3,563,005	12/1/2012
Delve Networks, Inc.		320,605	320,605	7/1/2011
Donnerwood Media, Inc.		483,185	483,185	5/1/2011
EForce Media, Inc.		762,432	1,512,432	*

Genius.com, Inc.		101,242	101,242	8/1/2010
iGroup Network, Inc.		53,528	53,528	8/1/2010
Inigral, Inc.		92,883	92,883	8/1/2011
Insider Guides, Inc.		792,254	792,254	4/1/2011
Koders, Inc.		158,735	158,735	5/1/2011
Loomia, Inc.		351,522	351,522	12/1/2011
Multiply, Inc.		570,185	570,185	9/1/2011
Philotic, Inc.		84,749	84,749	7/1/2011
Quantcast, Corp.		4,169,098	4,169,098	1/1/2013
Radar Networks, Inc.		305,023	305,023	10/1/2010
RPM Communications, Inc.		62,632	222,632	*
SnapJot, Inc.		—	103,532	*
SugarSync, Inc.		1,645,128	1,645,128	5/1/2011
TheFind, Inc.		760,747	760,747	12/1/2011
ThisNext, Inc.		375,549	375,549	5/1/2011
Tribe Networks. Inc.		—	465,007	*
UStream.TV, Inc.		83,540	83,540	10/1/2010
VetCentric, Inc.		1,420,937	1,420,937	10/1/2011
Videojax, Inc.		51,331	311,331	*
Whole Life Connect, Inc		—	497,174	*
Youku.com, Inc.		2,795,891	2,795,891	1/1/2012
Subtotal:	25.0%	$21,073,582	$23,489,295

Medical Devices
Accuri Cytometers, Inc.		$328,882	$328,882	9/1/2010
AirXpanders, Inc.		493,179	493,179	9/1/2011
Ample Medical, Inc.		18,734	32,734	*
Biomerix, Corp.		924,209	924,209	12/1/2011
CyberHeart, Inc.		975,031	975,031	8/1/2011
Evera Medical, Inc.		364,779	564,779	9/1/2011
iBalance Medical, Inc.		793,637	793,637	9/1/2010
Intellidx, Inc.		1,063,114	1,163,114	4/1/2011
MyoScience, Inc.		517,757	517,757	6/1/2011
Nellix, Inc.		238,734	238,734	7/1/2011
Softscope Medical Technologies, Inc.		262,893	262,893	6/1/2011
Varix Medical, Corp.		192,363	192,363	9/1/2011
Subtotal:	7.3%	$6,173,312	$6,487,312

Other Healthcare
Advanced ICU Care, Inc.		$109,827	$109,827	10/1/2010
Chakshu Research, Inc.		512,336	1,012,336	*
NanoSphere, Inc.		1,890,288	1,890,288	8/1/2010
Pharmacy TV Network, Inc.		—	336,005	*
Skylight Healthcare Systems, Inc.		2,415,766	2,415,766	10/1/2011
Subtotal:	5.8%	$4,928,217	$5,764,222

Other Technology
EoPlex Tehcnologies, Inc.		$527,634	$527,634	6/1/2011
Integrity Block, Inc.		72,913	92,913	*
Nanoconduction, Inc.		439,577	539,577	*
Nanogram, Corp.		449,091	449,091	12/1/2010
Nanosolar, Inc.		65,578	65,578	5/1/2010
Oryxe Energy International, Inc.		391,642	521,642	*
Sezmi, Corp.		1,793,646	1,793,646	2/1/2012
Solaria, Corp.		2,463,265	2,463,265	3/1/2011
Sub-One Technology, Inc.		1,552,491	1,552,491	12/1/2011
Subtotal:	9.2%	$7,755,837	$8,005,837

Security
CipherOptics, Inc.		$146,617	$146,617	3/1/2010
Dragnet Solutions, Inc.		574,091	574,091	6/1/2011
Guardian Analytics, Inc.		619,189	619,189	8/1/2011
Nevis Networks, Inc.		123,762	303,762	*
TrustedID, Inc.		759,593	759,593	6/1/2011
Subtotal:	2.6%	$2,223,252	$2,403,252

Semiconductors & Equipment
Alereon, Inc.		$528,072	$528,072	7/1/2010
Azuro, Inc.		326,868	326,868	2/1/2010
Celestial Semiconductor, Inc.		277,398	1,177,398	*
Cswitch, Corp.		—	71,487	*
Discera, Inc.		198,132	198,132	1/1/2011
Gigafin Networks, Inc.		72,414	1,772,414	*
Insilica, Inc.		502,965	502,965	11/1/2010
Integrated Materials, Inc.		117,533	117,533	3/1/2010
Intelleflex, Corp.		811,691	811,691	4/1/2011
InvenSense, Inc.		282,415	282,415	1/1/2011
SiPort, Inc.		947,603	947,603	7/1/2011
Teknovus, Inc.		60,910	60,910	3/1/2010
Tela Innovations, Inc.		150,845	150,845	10/1/2010
Zenverge, Inc.		966,393	966,393	7/1/2011
Subtotal:	6.2%	$5,243,239	$7,914,726

Software
Anchor Intelligence, Inc.		$648,108	$648,108	12/1/2011
Athena Design Systems, Inc.		29,837	76,837	*
Berkeley Design Automation, Inc.		421,775	421,775	4/1/2011
BlueRoads, Corp.		175,448	2,445,448	*
Cloudmark, Inc.		856,880	856,880	3/1/2011
Cloudshare, Inc.		81,561	81,561	9/1/2010
Demandbase, Inc.		293,081	293,081	11/1/2010

Future Point Systems, Inc.		181,817	181,817	4/1/2012
Gazillion, Inc.		1,312,700	1,312,700	3/1/2011
Integrien, Corp.		1,075,739	1,075,739	7/1/2010
JasperSoft, Inc.		862,849	862,849	5/1/2011
Kabira Technologies, Inc.		1,069,892	1,069,892	12/1/2010
Kareo, Inc.		101,619	101,619	12/1/2010
Market6, Inc.		301,142	301,142	7/1/2010
Orb Networks, Inc.		158,962	158,962	8/1/2010
RingCube Technologies, Inc.		765,749	765,749	10/1/2011
Steelwedge Software , Inc.		1,228,259	1,228,259	*
Ultriva, Inc.		67,256	67,256	1/1/2010
Universal Ad, Inc.		173,583	348,583	*
Xtime, Inc.		176,201	176,201	1/1/2011
Zoove, Corp.		163,693	163,693	7/1/2011
Subtotal:	12.0%	$10,146,151	$12,638,151

Technology Services
Neutral Tandem, Inc.		$386,537	$386,537	3/1/2010
OpSource, Inc.		2,171,701	2,171,701	12/1/2011
SG Micro, Inc.		380,841	380,841	4/1/2011
Subtotal:	3.5%	$2,939,079	$2,939,079

Wireless
Cellfire, Inc.		$1,041,066	$1,041,066	4/1/2011
DeFi Mobile, Ltd.		337,344	337,344	*
Dilithium Networks, Inc.		1,530,907	1,530,907	6/1/2011
Emotive Communications, Inc.		143,630	393,630	*
Hands-On Mobile, Inc.		638,217	638,217	5/1/2010
July Systems, Inc.		523,480	523,480	*
Nextivity, Inc.		1,487,664	2,227,664	*
Ortiva Wireless, Inc.		1,018,036	1,018,036	5/1/2011
Quickoffice, Inc.		145,523	145,523	7/1/2010
SandLinks, Inc.		125,324	255,324	*
Send Me, Inc.		1,529,053	1,529,053	4/1/2012
SmartDrive Systems, Inc.		240,106	240,106	6/1/2010
Venturi Wireless, Inc.		415,453	415,453	11/1/2010
Wavion, Inc.		629,572	629,572	7/1/2010
WiSpry, Inc.		57,973	57,973	4/1/2010
Subtotal:	11.7%	$9,863,348	$10,983,348

Total: (Cost of $90,664,727)	92.6%	$78,115,522	$90,664,727

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

Valuation Hierarchy

The Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The Fund's cash equivalents were valued at the net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund uses estimated exit values when determining the value of its investments. Because these transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following table presents the balances of assets as of September 30, 2010 and December 31, 2009 measured at fair value on a recurring basis:

As of September 30, 2010	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$27,370,992	$27,370,992
Other investment	—	33,021	33,021
Cash equivalents	5,434,959	—	5,434,959
Total assets	$5,434,959	$27,404,013	$32,838,972

As of December 31, 2009	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$78,115,522	$78,115,522
Other investment	—	33,247	33,247
Cash equivalents	5,798,774	—	5,798,774
Total assets	$5,798,774	$78,148,769	$83,947,543

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2010		September 30, 2009
	Loans to borrowers	Other investment	Loans to borrowers	Other investment
Beginning balance	$78,115,522	$33,247	$225,801,890	$—
Additional investments	—	2,374	4,113,299	875,000
Principal reductions	(45,681,939)	(2,600)	(113,374,966)	(103,390)
Net change in unrealized loss from investments	(2,386,212)	—	(2,298,860)	(735,000)
Net realized loss from investments	(2,676,379)	—	(7,402,725)	—
Ending balance	$27,370,992	$33,021	$106,838,638	$36,610

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

5.    CAPITAL STOCK

As of September 30, 2010 and December 31, 2009, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company is $250.0 million. Total contributed capital to the Fund as of September 30, 2010 and December 31, 2009 was $245.0 million.
The chart below shows the distributions of the Fund for the nine months ended September 30, 2010 and 2009.

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Cash distributions	$49,800,000	$94,000,000
Distributions of securities	812,597	6,501,388

Total distributions to shareholder	$50,612,597	$100,501,388

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6.    DEBT FACILITY

On June 10, 2009, the Fund fully paid off all of its borrowing under its debt facility and incurred a realized loss of $0.3 million as a result of terminating the interest rate swap agreement associated with the facility.

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

At the time the assets were contributed to SL LLC they were valued at $1,750,000 based on expectations of cash flows from the licensing arrangement.  The Fund took a realized loss on the loan in the amount of $1,558,298 at the time the transaction was consummated in 2009. The realized loss is the difference between the Fund's portion of the value of the assets repossessed and the book value of $2,433,298.

SL LLC collected $200,000 and distributed $100,000 to the Fund. The unaffiliated third party cancelled the licensing agreement in 2009. SL LLC continues to distribute proceeds from the sale of equipment as cash becomes available.

Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund had taken a $735,000 fair market reduction in 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund's portion of the expected liquidation value of the asset as of September 30, 2010 is $33,021.

8.    FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2010. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Total return *	(13.31)%	8.04%	(3.54)%	1.70%

Per share amounts:
Net asset value, beginning of period	$484.59	$1,458.36	$843.90	$2,118.90
Net investment income	11.31	34.40	41.42	120.39
Net change in unrealized and realized loss from investments and hedging activities	(24.87)	(5.20)	(50.63)	(105.81)
Net increase (decrease) in net assets resulting from operations	(13.56)	29.20	(9.20)	14.58
Income distribution to shareholder	7.40	15.22	(14.66)	(35.88)
Return of capital to shareholder	(149.86)	(374.32)	(491.47)	(969.14)

Net asset value, end of period	$328.57	$1,128.46	$328.57	$1,128.46

Net assets, end of period	$32,856,925	$112,846,231	$32,856,925	$112,846,231

Ratios to average net assets:

Expenses *	2.83%	2.33%	2.94%	3.89%
Net investment income *	11.06%	9.46%	9.77%	8.92%
* Annualized

9.    SUBSEQUENT EVENTS

Subsequent events have been reviewed through November 12, 2010. No additional disclosure is required.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of Venture Lending & Leasing IV, Inc. (the “Fund”) with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Fund's control. All statements, other than statements of historical facts included in this report, regarding strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General

The Fund is 100% owned by Venture Lending & Leasing IV, LLC (the “Company”). The Fund's shares of Common Stock, $.001 par value were sold to its shareholder under a stock purchase agreement. The Fund has issued 100,000 of the Fund's 10,000,000 authorized shares. The Fund's shareholder may make additional capital contributions to the Fund.

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

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth oriented companies. The Fund's portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund's capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital. On May 28, 2004, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. The Fund elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code with the filing of its federal corporate income tax return for 2004. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing the Fund's shareholder to substantially reduce or eliminate its corporate-level tax liability.

The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Internal Revenue Code. If the Fund fails to meet these requirements, it would be taxed as an ordinary corporation on its taxable income for that year (even if that income were distributed to the Company) and all distributions out of its earnings and profits would be taxable to the Members of the Company as ordinary income; thus, such income would be subject to a double layer of tax. There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

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

The portfolio investments of the Fund consist of debt financing to early and late stage venture capital backed technology companies. The borrower's ability to repay its loans may be adversely impacted by a number of factors, and as a result, the loan may not fully be repaid. Furthermore, the Fund's security interest in any collateral over the borrower's assets may be insufficient to make up any shortfall in payments.

Critical Accounting Policies

We identified the most critical accounting principles upon which our financial statements depend and determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The two critical accounting policies relate to the valuation of loans and treatment of non-accrual loans.

Loans are held at estimated fair value as determined by Management, in accordance with the valuation methods described in the valuation of loans section of Note 2 of the Fund's Annual Report on Form 10-K for the year ended December 31, 2009 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment. The actual value of the loans may differ from Management's estimates which would affect net income as well as assets.

Results of Operations - For the three and nine months ended September 30, 2010 and 2009

Total investment income for the three months ended September 30, 2010 and 2009 was $1.4 million and $4.3 million, respectively, which primarily consisted of interest on venture loans outstanding during the period. Total investment income for the nine months ended September 30, 2010 and 2009 was $5.4 million and $17.3 million, respectively, which primarily consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest and dividends on the temporary investment of cash and late fees. The decrease in investment income is as a result of the Fund no longer funding new loans and the existing portfolio continues to pay down. Average performing loans decreased to $24.6 million for the three months ended September 30, 2010 from $110.2 million for the three months ended September 30, 2009; and to $41.5 million for the nine months ended September 30, 2010 from $149.9 million for the nine months ended September 30, 2009. This was partially offset by increasing interest rates, as average interest rates increased to 23.10% for the three months ended September 30, 2010 from 15.54% for the three months September 30, 2009; and increased to 17.30% for the nine months ended September 30, 2010 from 15.20% for the nine months ended September 30, 2009. The Fund had a prepayment which included a large amount of additional interest during the third quarter of fiscal year 2010. This additional interest income skewed the percentage for fiscal year 2010. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Management fees for the three months ended September 30, 2010 and 2009 were $0.2 million and $0.7 million, respectively. Management fees for the nine months ended September 30, 2010 and 2009 were $0.9 million and $3.0 million, respectively. Management fees are based on assets under management, and decreased due to the decrease in assets under management relative to the previous year.

Total interest expense was $0.0 million and $0.0 million for the three months ended September 30, 2010 and 2009, respectively. Total interest expense was $0.0 million and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively. Interest expense decreased for the period because the Fund paid off its loans in 2009 and did not have any debt outstanding throughout 2010.

Total banking and professional fees was less than $0.1 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively. Total banking and professional fees was $0.3 million and $0.4 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease for the period was primarily related to a decrease in credit insurance fees and banking fees resulting from the elimination of the credit facility.

The total other operating expenses for the three and nine months ended September 30, 2010 and 2009 were less than $0.1 million and did not materially change.

Net investment income for the three months ended September 30, 2010 and 2009 was $1.1 million and $3.4 million, respectively. Net investment income for the nine months ended September 30, 2010 and 2009 was $4.1 million and $12.0 million, respectively.

Total net realized loss from investments was $1.9 million and $5.0 million for the three months ended September 30, 2010 and 2009, respectively. Total net realized loss from investments was $2.7 million and $7.4 million for the nine months ended September 30, 2010 and 2009, respectively. The realized losses consist of write offs, net of recoveries of previously written off uncollectible loans.

Net change in unrealized gain (loss) from investments for the three months ended September 30, 2010 and 2009 was $(0.6) million and $4.4 million, respectively. Net change in unrealized loss from investments for the nine months ended September 30, 2010 and 2009 was $(2.4) million and $(3.0) million, respectively. The unrealized loss consists of fair market value adjustments of loans.

The net realized and unrealized loss from hedging activities for the three months ended September 30, 2010 and 2009 was $0.0 million and $0.0 million, respectively. The net realized and unrealized loss from hedging activities for the nine months ended September 30, 2010 and 2009 was $0.0 million and less than $(0.1) million respectively.The realized and unrealized loss consists of the net decline in value of the Fund's interest rate swap transaction. The Fund settled its interest rate swap transaction during 2009 and there were no hedging activities during 2010.

Net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2010 and 2009 was $(1.4) million and $2.9 million, respectively. On a per share basis, net increase (decrease) in net assets resulting from operations was $(13.56) and $29.20 for the three months ended September 30, 2010 and 2009, respectively. Net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2010 and 2009 was $(0.9) million and $1.5 million, respectively. On a per share basis, net increase (decrease) in net assets resulting from operations was $(9.20) and $14.57 for the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources - September 30, 2010

Total capital contributed to the Fund was $245.0 million, prior to the distribution of capital, as of September 30, 2010. Committed capital to the Company at September 30, 2010 was $250.0 million, all of which had been called.

In prior years, the Fund entered into an interest rate swap agreement to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities have been separately reported from unrealized gains and losses from investments and are included in net realized and unrealized loss from hedging activities in these financial statements. Valuation of the swap agreement was based on future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. On June 9, 2009, the Fund paid approximately $0.3 million in order to terminate its swap agreement in connection with the repayment of borrowings under the Fund's debt facility (see Note 6). This amount has been recorded in net realized and unrealized loss from hedging activities in the condensed statement of operations.

As of September 30, 2010 and December 31, 2009, 16% and 7% of the Fund's assets consisted of cash and cash equivalents, respectively. The Fund has no unexpired unfunded commitments and does not anticipate funding any additional loans. Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $50.7 million during the nine months ended September 30, 2010.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustment	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2010	$934.5 million	$907.1 million	$27.4 million	$0
December 31, 2009	$934.5 million	$856.4 million	$78.1 million	$0

The Fund seeks to meet the requirements to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder. To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”). To the extent that the terms of the Fund's venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million. This translates to less than 1% of income for the nine months ended September 30, 2010. Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

Item 4.  Controls and Procedures:

See response to Item 4T.

Item 4T.  Controls and Procedures:

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

PART II — OTHER INFORMATION

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

Item 1A. Risk Factors

See item 1A – 'Risk Factors' in the Fund's 2009 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003. No other shares of the Fund have been sold; however the Fund received an additional $245.0 million of paid in capital during the period from May 28, 2004 through September 30, 2010 which was used to acquire venture loans and fund operations.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4. Removed and Reserved

None

Item 5.  Other Information

None

Item 6. Exhibits

Exhibit Number	Description
3(i)
Articles of Amendment and Restatement as filed with the Maryland Secretary of State on October 14, 2004, incorporated by reference to the Fund's Form 10-Q filed with the Securities and Exchange Commission on May 13, 2005.

3(ii)	Amended and Restated Bylaws of the Fund, incorporated by reference to the Fund's Form 10-K filed with the Securities and Exchange Commission on March 25, 2010.
4.1
Form of Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 10, 2003.

31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING IV, INC.
(Registrant)

By:	/S/ Maurice C. Werdegar	By:	/S/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
Chairman and Chief Executive Officer		Chief Financial Officer
Date:	November 12, 2010	Date:	November 12, 2010

EXHIBIT INDEX

Exhibit Number	Description
3(i)
Articles of Amendment and Restatement as filed with the Maryland Secretary of State on October 14, 2004, incorporated by reference to the Fund's Form 10-Q filed with the Securities and Exchange Commission on May 13, 2005.

3(ii)	Amended and Restated Bylaws of the Fund, incorporated by reference to the Fund's Form 10-K filed with the Securities and Exchange Commission on March 25, 2010.
4.1
Form of Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 10, 2003.

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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
c)    evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d)    disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period covered by the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 12, 2010

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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
c)    evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d)    disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period covered by the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 12, 2010

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer
November 12, 2010

Exhibit 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng
Martin D. Eng
Chief Financial Officer
November 12, 2010