Form 10-K
period 2010-12-31
VENTURE LENDING & LEASING IV INC
filed 2011-03-25
CIK 1271808

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 814-00640
VENTURE LENDING & LEASING IV, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-0372373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2010 North First Street, Suite 310, San Jose, CA 95131
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code:  (408) 436-8577

Securities Registered Pursuant to Section 12(b) of the Act:    None
Securities Registered Pursuant to Section 12(g) of the Act:    Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K: [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]

As the registrant's shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the issuer's classes of common stock, as of March 25, 2011 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 11, 2011	III

PART I.
ITEM 1.     BUSINESS.
Introduction.
Venture Lending & Leasing IV, Inc. (the “Fund”) was incorporated in Maryland on October 31, 2003, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing IV, LLC, a Delaware limited liability company (the “Company”).  The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, in the form of secured loans.  Additionally, the Fund may provide debt financing to public and late-stage private companies.  Prior to commencing its operations on May 28, 2004, the Fund had no operations other than the sale of 100,000 shares to the Company for $25,000.  As of December 31, 2010, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.
The Fund's shares of Common Stock, $.001 par value (“Shares”) are held entirely by the Company.  As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
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
BDCs cannot acquire any assets other than those described in subparagraphs (1) through (8) below (“Qualifying Assets”) unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent 70% of the value of the BDC's total assets (the “70% basket”).  Below is a general summary of Qualifying Assets:
1.Securities issued in transactions not involving a public offering from issuers which are “eligible portfolio companies” (including affiliated persons or persons that have been affiliated persons within the preceding 13 months) or from any other person, subject to such rules and regulations as the Commission may prescribe;
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
4.Securities issued in transactions not involving a public offering from U.S non-investment company issuers subject to bankruptcy, reorganization, insolvency or similar proceeding or otherwise unable to meet their obligations without assistance (purchase may be made from affiliated persons or persons that have been affiliated persons within the preceding 13 months or in limited circumstances other persons);
5.Securities of an eligible portfolio company purchased from any person in transactions not involving a public offering when no public market for the securities exists and the BDC owned at least 60% of the outstanding equity (on a fully diluted basis) of the issuer immediately prior to the purchase;
6.Securities received in exchange for or distributed with respect to the foregoing securities (including securities obtained pursuant to the exercise of options, warrants or rights relating to such securities);
7.Cash, cash items, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment; or
8.Office furniture and equipment, interests in real estate, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to the BDC's operations.
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
Investment Guidelines.  In selecting investments for the Fund's portfolio, Westech Investment Advisors LLC (the “Manager”) will endeavor to meet the investment guidelines established by the Fund's Board of Directors.  The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Manager.  Such investments might be made if the Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.
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
The use of leverage increases investment risk.  The Fund's lenders require that the Fund pledge portfolio assets as collateral for loans. If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.  Lenders also require that the Fund agree to loan covenants limiting the Fund's ability to incur additional debt or otherwise limiting the Fund's flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.
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
The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund's disinterested directors has determined that such sale would be in the best interests of the Fund and its shareholder and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale.  A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions.  As defined in the 1940 Act, the term "majority of the outstanding voting securities" of the Fund means the vote of (i) 67% or more of the Fund's Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund's outstanding Shares, whichever is less.
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
Until May 28, 2008, the Fund made loan commitments to reinvest the proceeds of matured, repaid or resold investments, net of required distributions to its shareholder, principal payments on borrowings and expenses or other obligations of the Fund, in new loans.

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
ITEM 1A.      RISK FACTORS.
GENERAL
Reliance on Management. The Fund is wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund's Board of Directors.  Although the principals of the Manager have over 60 years of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective.  Furthermore, the Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies.  The officers of the Manager have primary responsibility for the selection of the companies in which the Fund invests, the negotiation of the terms of such investments and the monitoring of such investments after they are made.  Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund.  Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill their positions.
Long-Term Investment. The Fund has ceased making new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary following the first closing of the Company's offering of membership interests and will distribute the proceeds of repayment, prepayment or sale of its investments, net of any principal repayments on borrowings, reserves, expenses or other obligations of the Fund, amounts paid on exercise of warrants and certain other amounts paid to protect the value of existing investments (including pay-to-play provisions).  The Fund's Articles of Incorporation provide that, on December 31, 2012, the Fund will automatically be dissolved without any action by its shareholder.  From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder.  Although the Fund generally does not invest in any loan with a maturity date later than December 31, 2012, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, the Fund will not fully realize on a loan by the original maturity date.  Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments), to the extent those investments were retained by the Fund and not distributed earlier to its shareholders, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market.  As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution.  In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholder.  In such case, the shareholder would bear any expenses attendant to the liquidation of such assets.
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
Indemnification and Exculpation.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. Furthermore, the Fund has entered into an indemnification agreement with each of its directors and officers, and its controller. A successful claim for such indemnification would deplete the Fund's assets by the amount paid.
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
Remedies Upon Default.  In the event of a default on a portfolio loan, the available remedies to the Fund include legal action against the borrower and foreclosure or repossession of collateral given by the borrower.  The Fund can experience significant delays in exercising its rights as a secured lender, and might incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment.  The Fund generally will require that it have a first priority security interest in any equipment of a borrower financed with the proceeds of the Fund's loans, although that security interest may extend to the borrower's other assets in which another lender might have a senior or parity security interest.  On occasion, the Fund will make loans to a borrower that has one or more other secured lenders.  In such circumstances, the Fund may share all or a portion of its collateral with the other lender(s) and will enter into intercreditor agreements governing the respective rights of the Fund and such other lender(s), which could limit the Fund's flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral.  In the case of growth capital or working capital loans (where the loan proceeds can be used by the company for general corporate purposes), the Fund will typically receive a broader lien on substantially all of the borrower's assets, including its intellectual property.
The Fund utilizes certain of its funds in investments that involve the financing of equipment assets.  Equipment assets are often subject to rapid depreciation or obsolescence such that it is likely the value of the assets underlying a loan to finance such assets will depreciate during the term of the loan transaction below the amount of the borrower's obligations.  In addition, although borrowers are required under the transaction documents to provide customary insurance for the assets underlying a loan, and are prohibited from disposing of the assets without the Fund's consent, compliance with these covenants cannot be assured and, in the event of non-compliance, the assets could become unavailable to the Fund due to destruction, theft, sale or other circumstances.  Realization of value from intellectual property collateral can also be time consuming and present special challenges, given the often unique nature and limited market for such assets.  The Fund's ability to obtain payment beyond the collateral underlying the loan from the borrower might be limited by bankruptcy or similar laws affecting creditors' rights.  In limited instances where the Fund takes security interests in a borrower's assets located in a foreign country, there may be practical and local law impediments to cost-effective recovery against such collateral.  Therefore, there can be no assurance that the Fund would ultimately collect the full amount owed on a defaulted loan.
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
Illiquidity of Investments. Substantially all of the Fund's portfolio investments (other than short-term investments) consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist.  Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions.  Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold.  Convertible and subordinated debt investments may also be privately negotiated transactions.  In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund's warrants or equity securities or exchanges them for publicly-traded securities of the acquirer.  The feasibility of such transactions depends upon the company's financial results as well as general economic and equity market conditions.  Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund's ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities.  When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an "underwriter" or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.
Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund's policy as approved by the Board of Directors.  This value will not necessarily reflect the value of the assets which may be realized upon a sale.
Non-Diversified Status. The Fund is classified as a “non-diversified” investment company under the 1940 Act. The Fund qualifies as a RIC under the Internal Revenue Code and will thereafter seek to continually meet the diversification standards thereunder.
Nevertheless, the Fund's assets may be subject to a greater risk of loss than if its investments were more widely diversified.

Challenges in Financial Markets.  The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility in the global financial markets reached unprecedented levels during the past few years, and these conditions may continue in the future. The Fund's estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions for certain investments, limiting the number of observable input available to management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund's business and operations. The tightening of the credit markets could impair the Fund's ability to utilize leverage to maximize the return it achieves on investments.
Market conditions could also adversely impact the ability of the Fund's borrowers to meet their obligations to the Fund and the value of the Fund's direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The weak economy could retard and possibly decrease the demand for such borrower's products and technology, thereby impairing such borrower's financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund's direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.
CONFLICTS OF INTEREST
Transactions with Venture Lending & Leasing V, Inc (“Fund V”).  The Manager also serves as investment manager for Fund V, which has been making investments since February 2007.  The Fund's Board of Directors determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2012 (the date on which the Fund will be dissolved), the Fund will invest in each portfolio company in which Fund V invests (“Investments”).  The amount of each Investment was allocated 50% to the Fund and 50% to Fund V so long as the Fund has capital available to invest.  Since May 2008, the Fund was no longer permitted to enter into new commitments to borrowers; however, the Fund was permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund V is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.
Intercreditor Agreements.  In each transaction in which both the Fund and Fund V have invested, it is expected that the Fund and Fund V have entered into an intercreditor agreement pursuant to which the Fund and Fund V will cooperate in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund and Fund V pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund V invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2.    PROPERTIES.
All of the Fund's office space is provided by the Manager.
ITEM 3.    LEGAL PROCEEDINGS.
The Fund is not a party to any material legal proceedings.
ITEM 4.    [REMOVED AND RESERVED].

PART II.
ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.
The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund's Common Stock at March 25, 2011 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund less applicable reserves exceeds warrant distributions and deemed distributions.  The Fund has also established a policy for return of capital distributions.  As of December 31, 2010, the Fund had distributed $298.6 million to date to its shareholder, of which $266.7 million was in cash.
ITEM 6.    SELECTED FINANCIAL DATA.
The following table summarizes certain financial data and should be read in conjunction with the “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data set forth below have been derived from the audited financial statements.

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Statement of Operations Data:
Investment income:
Interest on loans	$6,304,147	$21,049,664	$45,364,508	$56,062,573	$45,927,371
Other interest and other income	990	202,031	598,688	2,066,317	1,323,733
Total investment income	6,305,137	21,251,695	45,963,196	58,128,890	47,251,104
Expenses:
Management fees	1,084,664	3,530,829	8,219,410	10,577,860	8,564,934
Interest expense	—	1,744,528	7,460,116	11,184,921	8,756,294
Banking and professional fees	328,175	523,226	2,265,349	1,876,770	1,612,589
Other operating expenses	123,932	143,920	161,509	150,874	129,264
Total expenses	1,536,771	5,942,503	18,106,384	23,790,425	19,063,081
Net investment income	4,768,366	15,309,192	27,856,812	34,338,465	28,188,023

Net realized loss from investment transactions	(2,735,704)	(9,446,785)	(2,023,528)	(5,258,686)	(889,714)
Net change in unrealized gain (loss) from investment	(2,587,655)	(2,125,192)	(8,757,716)	818,704	(3,220,000)
Net change in unrealized gain (loss) from hedging activities	—	(145,128)	(854,500)	(1,519,151)	(249,135)
Net realized and unrealized gain (loss) from investment and hedging activities	(5,323,359)	(11,717,105)	(11,635,744)	(5,959,133)	(4,358,849)
Net increase (decrease) in net assets resulting from operations	$(554,993)	$3,592,087	$16,221,068	$28,379,332	$23,829,174

AMOUNTS PER COMMON SHARE:
Net increase (decrease) in net assets resulting from operations	$(5.55)	$35.92	$162.21	$283.79	$238.29
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000	100,000

	As of	As of	As of	As of	As of
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Balance Sheet Data:
Loans	$19,612,910	$78,115,522	$225,801,890	$369,857,170	$420,328,200
Net assets	$28,155,286	$84,389,884	$211,890,358	$228,855,506	$238,148,475
Borrowings under debt facility	$—	$—	$68,015,512	$156,015,512	$204,615,512
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
The Fund's investment objective is to achieve a high total return.  The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies. The Fund's investing activities focused primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  The Fund generally distributes these warrants to its shareholder upon receipt.  The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets.
The portfolio investments of the Fund consist of debt financing to early and late stage venture capital backed technology companies.  The borrower's ability to repay their loans may be adversely impacted by a number of factors, and as a result the loan may not be fully repaid.  Furthermore, the Fund's security interest in any collateral over the borrower's assets may be insufficient to make up any shortfall in payments.
CRITICAL ACCOUNTING POLICIES
The Manager has identified the most critical accounting estimates upon which the financial statements depend and determined the critical accounting estimates by considering accounting policies that involve the most complex or subjective decisions or assessments.  The two critical accounting policies relate to the valuation of loans and treatment of nonaccrual loans.
Loans are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of Note 2 to the financial statements (Summary of Significant Accounting Policies).  Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.  The actual value of the loans may differ from management's estimates, which would affect net increase (decrease) in net assets resulting from operations as well as assets.
Results of Operations - For the years ended December 31, 2010, 2009 and 2008
Total investment income for the years ended December 31, 2010, 2009, and 2008  was $6.3 million, $21.3 million and $46.0 million respectively, which primarily consisted of interest on venture loans outstanding during the period. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets (if any).  The remaining income consisted of interest and dividends on the temporary investment of cash, the forfeiture of deposits from prospective borrowers, late fees from borrowers, other income from commitment fees, and warrants received for loans that will never be funded.  The current year decrease in investment income is primarily a result of the decreased loan base on which interest is charged.  This decrease is a result of the Fund's stage in its life and the fact that the Fund continues to receive principal payments on loans, but has dramatically reduced new fundings or ceased new fundings.  Gross performing loans decreased to $12.5 million as of December 31, 2010 from $69.8 million as of December 31, 2009 and  $217.2 million as of December 31, 2008.  Average gross outstanding loans calculated on a monthly basis declined to $35.3 million for 2010 from $133.8 million for 2009 and $301.3 million for 2008.  This was partially offset by increasing interest rates, as average interest rates increased to 17.88% for the year ended December 31, 2010 from 15.73% for the year ended December 31, 2009 and 15.06% for the year ended December 31, 2008.
Expenses for the years ended December 31, 2010, 2009, and 2008 were $1.5 million, $5.9 million, and $18.1 million, respectively. Management fees are calculated based on the Company's committed capital for the first two years of the Fund's life and thereafter as a percentage of Fund assets.  Management fees for the Fund were $1.1 million, $3.5 million, and $8.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Assets decreased in 2010 and 2009, which explains the decrease in management fees in 2010 and 2009.
Interest expense was $0, $1.7 million, and $7.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.  Borrowings under the debt facility was $0 as of December 31, 2010 and 2009 and $68.0 million as of December 31, 2008.  During that period, average bank debt outstanding calculated on a monthly basis declined to $0 for 2010 from $39.2 million for 2009 and $118.2 million for 2008.  Additionally, interest rates increased to 8.90% for the year ended December 31, 2009 from 6.31% for the year ended December 31, 2008.  See the discussion under the Risk Factor entitled “Leverage” for information about the interest rate hedging transactions entered into by the Fund to attempt to limit risks associated with borrowing at variable rates but lending at fixed rates.
Banking and professional fees were $0.3 million, $0.5 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The decrease in such fees from 2009 to 2008 was primarily related to a decrease in credit insurance fees and banking fees resulting from decreasing the facility size and principal reductions under the banking facility. The decrease in such fees in 2010 was primarily related to the decrease in legal fees and audit fees.
Other operating expenses were $0.1 million, $0.1 million, and $0.2 million, respectively, for the years ended December 31, 2010, 2009, and 2008, respectively.  These expenses included director fees, custody fees, and other expenses related to the operation of the Fund.  Other operating expenses remained relatively stable for each of the three years presented.
Total net realized loss from investment transactions was $(2.7) million, $(9.4) million, $(2.0) million for the years ended December 31, 2010, 2009, and 2008, respectively. The realized losses consist of write offs, net of recoveries of previously written off uncollectible loans.
Total net change in unrealized loss)from investment activities for the years ended December 31, 2010, 2009, and 2008 was $(2.6) million, $(2.1) million, and $(8.8) million, respectively. The unrealized gains (losses) consist of fair market value adjustments of loans and other investments.
The net realized and unrealized loss from hedging activities for the years ended December 31, 2010, 2009 and 2008 was $0.0 million, $(0.1) million, and $(0.9) million, respectively.  The realized and unrealized loss consist of the unrealized losses from hedging activities and the net interest received or paid on the interest rate swap transaction beginning with the quarter ended September 30, 2008.
Net increase (decrease) in net assets resulting from operations for the years ended December 31, 2010, 2009, and 2008 was $(0.6) million, $3.6 million, and $16.2 million, respectively.  On a per share basis, for the years ended December 31, 2010, 2009, and 2008,  there was a net increase (decrease) in net assets resulting from operations of $(5.55), $35.92, and $162.21, respectively.
Liquidity and Capital Resources -- December 31, 2010 and 2009
The Fund is owned entirely by the Company.  The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company's members' capital commitment to the Company and excess cash balances.  As of December 31, 2010, the Company had received subscriptions for capital in the amount of $250.0 million, all of which had been called and received.
In prior years, the Fund entered into an interest rate swap agreement to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities have been separately reported from unrealized gains and losses from investments and are included in net realized and unrealized loss from hedging activities in these financial statements. Valuation of the swap agreement was based on future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. On June 9, 2009, the Fund paid approximately $0.3 million in order to terminate its swap agreement in connection with the repayment of borrowings under the Fund's debt facility (see Note 4). This amount has been recorded in net realized and unrealized loss from hedging activities in the statement of operations.

 As of December 31, 2010 and 2009, 30% and 7%, respectively of the Fund's assets consisted of cash and cash equivalents.   Amounts disbursed under the Fund's loan commitments was $0.0 million for the year ended December 31, 2010.  Net loan amounts outstanding after amortization and valuation adjustments were approximately $19.6 million as of December 31, 2010.  Unexpired unfunded commitments as of December 31, 2010 were $0.0 million.

Year Ended	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustment	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
December 31, 2010	$934.5 million	$914.9 million	$19.6 million	—
December 31, 2009	$934.5 million	$856.4 million	$78.1 million	—
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
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
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
The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in net assets resulting from operations by less than 1.0% for the year ended December 31, 2010.
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
December 31, 2010 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Investment Income:
Interest on loans	$2,265,557	$1,701,035	$1,421,044	$916,511
Other interest and other income	76	351	279	284
Total investment income	2,265,633	1,701,386	1,421,323	916,795
Expenses:
Management fees	394,664	305,178	207,165	177,657
Interest expense	—	—	—	—
Banking and professional fees	118,152	87,679	59,545	62,799
Other operating expenses	26,732	23,821	23,176	50,203
Total expenses	539,548	416,678	289,886	290,659
Net investment income	1,726,085	1,284,708	1,131,437	626,136
Net realized loss from investment transactions	(13,734)	(791,292)	(1,871,353)	(59,325)
Net change in unrealized gain (loss) from investments	(1,481,632)	(288,619)	(615,962)	(201,442)
Net realized and unrealized gain (loss) from investment and hedging activities	(1,495,366)	(1,079,911)	(2,487,315)	(260,767)
Net increase (decrease) in net assets resulting from operations	$230,719	$204,797	$(1,355,878)	$365,369
Amount per common share:
Net increase (decrease) in net assets resulting from operations	$2.31	$2.05	$(13.56)	$3.65
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2009 (Unaudited)

		Quarterly Information for the Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Investment Income:
Interest on loans	$7,144,593	$5,662,326	$4,282,755	$3,959,990
Other interest and other income	193,579	1,339	5,841	1,272
Total investment income	7,338,172	5,663,665	4,288,596	3,961,262
Expenses:
Management fees	1,370,605	918,645	710,237	531,342
Interest expense	1,209,579	534,948	—	1
Banking and professional fees	158,933	154,201	101,326	108,766
Other operating expenses	29,087	26,409	37,489	50,935
Total expenses	2,768,204	1,634,203	849,052	691,044
Net investment income	4,569,968	4,029,462	3,439,544	3,270,218
Net realized gain (loss) from investment transactions	(222,849)	(2,217,866)	(4,962,009)	(2,044,061)
Net change in unrealized gain (loss) from investments	(5,336,628)	(2,139,214)	4,441,981	908,669
Net change in unrealized loss from hedging activities	(78,334)	(66,794)	—	—
Net realized and unrealized loss from investment and hedging activities	(5,637,811)	(4,423,874)	(520,028)	(1,135,392)
Net increase (decrease) in net assets from resulting from operations	$(1,067,843)	$(394,412)	$2,919,516	$2,134,826
Amount per common share:
Net increase (decrease) in net assets from resulting from operations	$(10.68)	$(3.94)	$29.2	$21.35
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2008 (Unaudited)

		Quarterly Information for the Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Investment Income:
Interest on loans	$12,847,707	$11,170,340	$11,337,514	$10,008,947
Other interest and other income	250,455	136,554	162,026	49,653
Total investment income	13,098,162	11,306,894	11,499,540	10,058,600
Expenses:
Management fees	2,277,075	2,087,906	2,083,458	1,770,971
Interest expense	1,968,494	1,920,197	1,951,637	1,619,788
Banking and professional fees	541,588	663,445	469,588	590,728
Other operating expenses	53,157	40,882	22,055	45,415
Total expenses	4,840,314	4,712,430	4,526,738	4,026,902
Net investment income	8,257,848	6,594,464	6,972,802	6,031,698
Net realized gain (loss) from investments	14	(260,284)	(1,592,526)	(170,732)
Net change in unrealized gain (loss) from investments	(2,454,195)	(4,205,716)	(225,877)	(1,871,928)
Net change in unrealized gain (loss) from hedging activities	(1,531,656)	1,266,651	49,231	(638,726)
Net realized and unrealized gain (loss) from investment and hedging activities	(3,985,837)	(3,199,349)	(1,769,172)	(2,681,386)
Net increase in net assets resulting from operations	$4,272,011	$3,395,115	$5,203,630	$3,350,312
Amount per common share:
Net increase in net assets resulting from operations	$42.72	$33.95	$52.04	$33.5
Weighted average shares outstanding	100,000	100,000	100,000	100,000
See Item 15 for audited financial statements.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.      CONTROLS AND PROCEDURES.
At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund's disclosure controls and procedures were effective in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have not been any changes in the Fund's internal control over financial reporting identified in connection with Management's Report that occurred during the Fund's fourth fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
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
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the year ended December 31, 2010.
ITEM 9.B.      OTHER INFORMATION
Not applicable.

PART III
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Executive Chairman, and Director	66	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994.
Maurice C. Werdegar, President and Chief Executive Officer	46	Chief Operating Officer, Director, and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	46	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	59	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	38	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance is contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 11, 2011 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Six Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Fund has adopted a Code of Ethics that is applicable to all of its officers.  A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is contained in the Fund's Proxy Statement under the caption “Proposal 1 -- To Elect Six Directors of the Fund” and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is contained in the Fund's Proxy Statement under the caption “Annex A -- Beneficial

Ownership of Fund Shares” and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is contained in the Fund's Proxy Statement under the captions: “Other Information -- Managers” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is contained in the Fund's Proxy Statement under the captions: “Other Information - Independent Registered Public Accounting Firm.”

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2010 and 2009
Statements of Operations for the Years ended December 31, 2010, 2009, and 2008
Statements of Changes in Net Assets for the Years ended December 31, 2010, 2009 and 2008
Statements of Cash Flows for the Years ended December 31, 2010, 2009 and 2008
Notes to Financial Statements
Financial Statement Schedules for the Years Ended December 31, 2010, 2009, and 2008 included in Item 15(a):
No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.

(a)	2. Exhibits

Exhibit	Exhibit Title
3(i)
Articles of Incorporation of the Fund filed with the Maryland Secretary of State on October 31 2003, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 10, 2003.

3(ii)
Articles of Amendment and Restatement filed with the Maryland Secretary of State on October 14, 2004, incorporated by reference to the Fund's Form 10-Q filed with the Securities and Exchange Commission on May 13, 2005.

3(iii)	Amended and Restated Bylaws of the Fund, incorporated by reference to the Fund's Form 10-K filed with the Securities and Exchange Commission on March 25, 2010.
4.1
Form of Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 10, 2003.

10.1
Form of Custodian Agreement between the Fund and Union Bank of California incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 10, 2003.

10.3
Form of Management Agreement between the Fund, the Manager and the Adviser to the Manager, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 10, 2003.

31.1 - 32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002
Note:
The form of the Fund's Intercreditor Agreement was attached to the Fund's Registration Statement on Form 10 for information purposes and is not being incorporated by reference herein since it is entered into in the ordinary course of the Fund's business.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VENTURE LENDING & LEASING 1V, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 25, 2011		Date:	March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/John F. Cogan	Director	March 25, 2011
John F. Cogan

By:	/S/Salvador O. Gutierrez	Director	March 25, 2011
Salvador O. Gutierrez

By:	/S/J. Michael Egan	Director	March 25, 2011
J. Michael Egan

By:	/S/Louis W. Moelchert	Director	March 25, 2011
Louis W. Moelchert

By:	/S/Arthur Spinner	Director	March 25, 2011
Arthur Spinner

By:	S/Ronald W. Swenson	Chairman & Director	March 25, 2011
Ronald W. Swenson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Venture Lending & Leasing IV, Inc.:
We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing IV, Inc. (the "Fund"), as of December 31, 2010 and 2009, and the related statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Fund's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our procedures included confirmation of loans owned as of December 31, 2010, by correspondence with the borrowers or by other appropriate auditing procedures where replies from borrowers were not received. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing IV, Inc. as of December 31, 2010 and 2009, and the results of its operations, its cash flows, and changes in its net assets for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2, the financial statements include investments valued at $19.6 million (69% of total assets) and $78.1 million (92% of total assets) as of December 31, 2010 and 2009, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values.  Also discussed in Note 2 is the information used by management in making these estimates.
/S/ Deloitte & Touche LLP
March 25, 2011
San Francisco, California

VENTURE LENDING & LEASING IV, INC.
Statements of Assets and Liabilities
As of December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
ASSETS
Loans, at estimated fair value (Cost of $34,749,770 and $90,664,727)	$19,612,910	$78,115,522
Cash and cash equivalents	8,564,331	5,798,774
Other investment (Cost of $768,202 and $768,247)	33,202	33,247
Other assets	214,654	1,067,235

Total assets	28,425,097	85,014,778

LIABILITIES
Accrued management fees	177,657	531,342
Accounts payable and other accrued liabilities	92,154	93,552

Total liabilities	269,811	624,894

NET ASSETS	$28,155,286	$84,389,884

Analysis of Net Assets:

Capital paid in on shares of capital stock	$245,025,000	$245,025,000
Return of capital distributions	(198,952,145)	(145,305,203)
Accumulated deficit	(17,917,569)	(15,329,913)
Net assets (equivalent to $281.55 and $843.90 per share based on 100,000 shares of capital stock outstanding - see Note 7)	$28,155,286	$84,389,884
See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.
Statements of Operations
For the Years Ended December 31, 2010, 2009 and 2008

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
INVESTMENT INCOME:
Interest on loans	$6,304,147	$21,049,664	$45,364,508
Other interest and other income	990	202,031	598,688
Total investment income	6,305,137	21,251,695	45,963,196

EXPENSES:
Management fees	1,084,664	3,530,829	8,219,410
Interest expense	—	1,744,528	7,460,116
Banking and professional fees	328,175	523,226	2,265,349
Other operating expenses	123,932	143,920	161,509
Total expenses	1,536,771	5,942,503	18,106,384
Net investment income	4,768,366	15,309,192	27,856,812

Net realized gain(loss) from investment transactions	(2,735,704)	(9,446,785)	(2,023,528)
Net change in unrealized gain (loss) from investments	(2,587,655)	(2,125,192)	(8,757,716)
Net realized and unrealized gain (loss) from hedging activities	—	(145,128)	(854,500)
Net realized and unrealized gain (loss) from investment and hedging activities	(5,323,359)	(11,717,105)	(11,635,744)

Net increase (decrease) in net assets resulting from operations	$(554,993)	$3,592,087	$16,221,068
Net increase (decrease) in net assets resulting from operations per share	$(5.55)	$35.92	$162.21
Weighted average shares outstanding	100,000	100,000	100,000
See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.
Statement of Changes in Net Assets
For the Years Ended December 31, 2010, 2009 and 2008

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Increase (decrease) in net assets resulting from operations:
Net investment income	$4,768,366	$15,309,192	$27,856,812
Net realized gain (loss) from investment transactions	(2,735,704)	(9,446,785)	(2,023,528)
Net change in unrealized gain (loss) from investments	(2,587,655)	(2,125,192)	(8,757,716)
Net realized and unrealized gain (loss) from hedging activities	—	(145,128)	(854,500)

Net increase (decrease) in net assets resulting from operations	(554,993)	3,592,087	16,221,068

Distributions of income to shareholder	(2,032,662)	(4,813,762)	(30,289,497)
Return of capital to shareholder	(53,646,943)	(126,278,799)	(5,396,719)
Capital share transactions		—	2,500,000
Total increase (decrease)	(56,234,598)	(127,500,474)	(16,965,148)

Net assets
Beginning of year	84,389,884	211,890,358	228,855,506

End of year	$28,155,286	$84,389,884	$211,890,358
See notes to financial statements.

VENTURE LENDING & LEASING IV, INC.
Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(554,993)	$3,592,087	$16,221,068
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	2,735,704	9,446,785	2,023,528
Net change in unrealized loss (gain) from investments	2,587,655	2,125,192	8,757,716
Net unrealized loss (gain) from hedging activities	—	(903,517)	(282,322)
Receipt of stock in lieu of fees	—	(138,594)	—
Amortization of deferred costs related to borrowing facility	—	580,951	566,203
Net (increase) decrease in other assets	852,581	2,271,896	1,064,673
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(355,084)	(1,921,037)	(1,147,613)
Origination of loans	—	(4,178,004)	(103,342,815)
Principal payments on loans	52,299,649	134,133,615	232,777,054
Acquisition of equity securities	—	(60,188)	(4,446,461)
Net (increase) decrease in other investment	45	(768,247)	—
Net cash provided by operating activities	57,565,557	144,180,939	152,191,031
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(54,800,000)	(124,000,000)	(27,400,000)
Contributions from shareholder	—	—	2,500,000
Borrowings under debt facility	—	—	5,000,000
Repayments of debt facility	—	(68,015,512)	(93,000,000)
Payment of bank facility fees and costs	—	(1,019)	(327,800)
Net cash used in financing activities	(54,800,000)	(192,016,531)	(113,227,800)
Net increase (decrease) in cash and cash equivalents	2,765,557	(47,835,592)	38,963,231
CASH AND CASH EQUIVALENTS:
Beginning of year	5,798,774	53,634,366	14,671,135
End of year	$8,564,331	$5,798,774	$53,634,366
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$—	$2,054,376	$7,764,527
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$879,605	$7,092,561	$8,286,215
Receipt of equity securities as repayment of loan	$879,604	$6,893,780	$3,839,754
See notes to financial statements

VENTURE LENDING & LEASING IV, INC.
Notes to Financial Statements for the Years Ended December 31, 2010 and 2009
1. ORGANIZATION AND OPERATIONS OF THE FUND
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
The Fund's investment objective is to achieve a high total return.  The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.  The Fund's investing activities focused primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  The Fund generally distributes these warrants to its shareholder upon receipt.  The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets.
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
Valuation Methods
At December 31, 2010 and 2009, the financial statements include nonmarketable investments ($19.6 million and $78.1 million or approximately 69% and 92% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.
Fair value is the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants.  There is no secondary market for the loans, hence management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value.  Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment.  The amount of any valuation adjustment is determined based upon a credit analysis of the borrower, and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery.
Money market funds and debt instruments held as Cash and Cash Equivalents are valued at their most recently posted net asset value, if available, or at amortized cost, provided such amount is not materially different from quoted price.
Debt securities held as Short-term Investments are valued based on current bid quotations of recognized dealers or, when market quotations are not readily available, based on appraisals received from a pricing service using a computerized matrix system, or based upon appraisals derived from information concerning the securities or similar securities received from recognized dealers in the securities.  Notwithstanding the foregoing, debt securities with remaining maturities of ninety (90) days or fewer generally are valued by amortizing the difference between their last available fair value and their par value, provided such amount is not materially different from quoted price.  As of December 31, 2010 and 2009, the Fund held no short-term investments.
Warrants and Stock
Warrants and stock that are received in connection with loan transactions will generally be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying estimated stock value, expected term, volatility, and risk-free interest rate, among other factors.  Warrants are typically distributed immediately upon receipt to the Company.
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
As of December 31, 2010 and 2009, loans with a cost basis of $22.2 million and $20.9 million and a fair value of $7.1 million and $8.6 million, respectively, have been classified as nonaccrual.
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

On June 9, 2009, the Fund paid approximately $0.3 million to terminate its swap agreement in connection with the termination of the debt facility, and thus the Fund has no interest rate swap transactions outstanding as of December 31, 2010.

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
Challenges in Financial Markets
The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility in the global financial markets reached unprecedented levels during the past few years, and these conditions may continue into the future. The Fund's estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions, limiting the number of observable inputs available to management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund's business and operations. The tightening of the credit markets could impair the Fund's ability to utilize leverage to maximize the return it achieves on investments.
Market conditions could also adversely impact the ability of the Fund's borrowers to meet their obligations to the Fund and the value of the Fund's direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The weak economy could retard and possibly decrease the demand for such borrower's products and technology, thereby impairing such borrower's financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund's direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that the market for the Fund's products could be adversely affected as a result of these market conditions. Further, it is possible that market conditions could decrease the demand for venture loans.
Recently Issued Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board ( "FASB") issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends Accounting Standard Codification ("ASC") 820), Fair Value Measurements ("ASC 820"), and requires additional disclosure related to recurring and nonrecurring fair value measurements with respect to transfers in and out of Levels 1 and 2 and requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis). It also clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). The adoption of ASU 2010-06 did not have a material impact on the Fund's financial statements. Certain parts of ASU 2010-06 are not yet effective. Management is currently evaluating the impact of the Level 3 disclosure requirements on the Fund's financial statement disclosures.

Tax Status
As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its RIC status, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of December 31, 2010, the Fund had no uncertain tax positions.
The Fund's tax years open to examination by major jurisdictions are 2006 and forward.
3. SUMMARY OF INVESTMENTS
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2010, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.
Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the years ended December 31, 2010 and 2009, the weighted average interest rate on gross performing loans was 17.88% and 15.73%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.
Loans as of December 31, 2010 are to non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/10	12/31/10	Maturity Date
Biotechnology
Bioabsorbable Therapeutics, Inc.		$3,089	$798,089	*
Subtotal:	0.0%	$3,089	$798,089

Carrier Networking
Opvista, Inc.		$1,607,250	$1,607,250	*
Subtotal:	5.7%	$1,607,250	$1,607,250

Computers & Storage
Panta Systems, Inc.		$78,693	$808,693	*
Subtotal:	0.3%	$78,693	$808,693

Enterprise Networking
Envivio, Inc.		$22,502	$22,502	1/1/11
Vyatta, Inc.		485,069	485,069	9/1/12
Subtotal:	1.8%	$507,571	$507,571

Internet
Blekko, Inc.		$140,522	$140,522	12/1/11
BuzzLogic, Inc.		39,214	39,214	8/1/11
Collarity, Inc.		—	669,821	*
Cuil, Inc.		124,377	2,529,377	*
Donnerwood Media, Inc.		151,117	151,117	5/1/11
Inigral, Inc.		42,411	42,411	9/1/11
Insider Guides, Inc.		121,410	121,410	4/1/11
Loomia, Inc.		—	277,681	*
Philotic, Inc.		20,062	20,062	7/1/11
Quantcast Corp.		2,336,942	2,336,942	1/1/13
SnapJot, Inc.		—	103,532	*
SugarSync, Inc.		514,619	514,619	5/1/11
ThisNext, Inc.		192,612	192,612	1/1/12
Tribe Networks, Inc.		—	465,007	*
VetCentric, Inc.		1,293,044	1,293,044	7/1/12
Youku.com, Inc.		1,053,674	1,053,674	1/1/12
Subtotal:	21.4%	$6,030,004	$9,951,045

Medical Devices
AirXpanders, Inc.		$254,730	$254,730	9/1/11

Biomerix Corp.		316,664	316,664	12/1/11
CyberHeart, Inc.		549,830	729,830	*
Evera Medical, Inc.		—	567,215	*
iBalance Medical, Inc.		178,907	278,907	*
Intellidx, Inc.		204,145	904,145	*
MyoScience, Inc.		11,840	11,840	6/1/11
Varix Medical Corp.		135,141	180,141	*
Subtotal:	5.9%	$1,651,257	$3,243,472

Other Healthcare
Chakshu Research, Inc.		$320,035	$1,070,035	*
Pharmacy TV Network, Inc.		—	336,005	*
Subtotal:	1.1%	$320,035	$1,406,040

Other Technology
EoPlex Technologies, Inc.		$131,272	$131,272	6/1/11
Sezmi Corp.		432,729	432,729	2/1/12
Sub-One Technology, Inc.		879,372	879,372	12/1/11
Subtotal:	5.1%	$1,443,373	$1,443,373

Security
Dragnet Solutions, Inc.		$296,743	$296,743	12/1/11
Guardian Analytics, Inc.		366,413	366,413	12/1/11
Nevis Networks, Inc.		—	263,762	*
TrustedID, Inc.		527,686	527,686	6/1/12
Subtotal:	4.2%	$1,190,842	$1,454,604

Semiconductors & Equipment
Alereon, Inc.		$1,137	$76,137	*
Celestial Semiconductor, Inc.		577,398	1,177,398	*
Discera, Inc.		2,179	2,179	1/1/11
Gigafin Networks, Inc.		72,414	1,772,414	*
Intelleflex Corp.		150,119	150,119	4/1/11
SiPort, Inc.		397,223	397,223	7/1/11
Subtotal:	4.3%	$1,200,470	$3,575,470

Software
Anchor Intelligence, Inc.		$198,754	$498,754	*
Athena Design Systems, Inc.		—	76,837	*
BlueRoads Corp.		50,448	2,445,448	*
Cloudmark, Inc.		95,425	95,425	3/1/11
Future Point Systems, Inc.		136,921	136,921	5/1/12
JasperSoft, Inc.		280,149	280,149	5/1/11
RingCube Technologies, Inc.		515,043	515,043	10/1/11
Steelwedge Software, Inc.		1,108,259	1,108,259	*
Universal Ad, Inc.		178,173	365,173	*
Xtime, Inc.		9,440	9,440	1/1/11

Subtotal:	9.1%	$2,572,612	$5,531,449

Wireless
Cellfire, Inc.		$329,985	$329,985	1/1/12
DeFi Global Inc.		137,344	337,344	*
Emotive Communications, Inc.		11,389	286,389	*
July Systems, Inc.		303,717	303,717	2/1/12
Nextivity, Inc.		1,487,664	2,227,664	*
SandLinks, Inc.		68,984	268,984	*
Send Me, Inc.		632,066	632,066	4/1/12
Venturi Wireless, Inc.		36,565	36,565	1/1/11
Subtotal:	10.7%	$3,007,714	$4,422,714

Total: (Cost of $34,749,770)	69.7%	$19,612,910	$34,749,770

* As of December 31, 2010, loans with a cost basis of $22.2 million and a fair value of $7.1 million have been classified as nonaccrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on nonaccrual status, no interest income has been recognized.

Loans as of December 31, 2009 are to non-affiliates and consist of the following (industry classifications are unaudited):

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
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At December 31, 2010 and 2009, the Fund had unfunded commitments to borrowers of $0, that remained unexpired.
Valuation Hierarchy
 Under ASC 820, the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The Fund's cash equivalents were valued at the net asset value of the money market fund. As a result, these measurements are classified as Level 1.The Fund uses estimated exit values when determining the value of its investments.  Because loan transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.
The following table presents the balances of assets measured at fair value on a recurring basis:

As of December 31, 2010	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$19,612,910	$19,612,910
Other investment	—	33,202	33,202
Cash equivalents	8,564,331	—	8,564,331

Total assets	$8,564,331	$19,646,112	$28,210,443

As of December 31, 2009	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$78,115,522	$78,115,522
Other investment	—	33,247	33,247
Cash equivalents	5,798,774	—	5,798,774

Total assets	$5,798,774	$78,148,769	$83,947,543

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	For the Year Ended
	December 31, 2010
	Loans to borrowers	Other investment
Beginning balance	$78,115,522	$33,247
Principal reductions	(53,179,253)	(45)
Net change in unrealized loss from investments	(2,587,655)	—
Net realized loss from investments	(2,735,704)	—
Ending balance	$19,612,910	$33,202

	For the Year Ended
	December 31, 2009
	Loans to borrowers	Other investment
Beginning balance	$225,801,890	$—
Acquisitions and originations	4,178,004	875,000
Principal reductions	(141,027,395)	(106,753)
Net change in unrealized loss from investments	(1,390,192)	(735,000)
Net realized loss from investments	(9,446,785)	—
Ending balance	$78,115,522	$33,247
4. LONG-TERM DEBT FACILITY
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
7. CAPITAL STOCK
As of December 31, 2010 and December 31, 2009, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $250.0 million.  Total contributed capital to the Fund as of December 31, 2010 and December 31, 2009 was $245.0 million.
For the years ended December 31, 2010, 2009, and 2008 distributions of $55.7 million, $131.1 million and $35.7 million, respectively, were made to the Fund's shareholder, and were comprised of the following:

	2010	2009	2008
Cash distributions	$54,800,000	$124,000,000	$27,400,000
Distributions of securities	879,604	7,092,561	8,286,215

Total distributions to shareholder	$55,679,604	$131,092,561	$35,686,215

At December 31, 2010 and 2009, distributable earnings (accumulated deficit) include unrealized depreciation on loans and hedging activities of $15,136,860 and $12,249,205, respectively.
8. MANAGEMENT AND RELATED PARTIES
Management
As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on May 28, 2004.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management fees of $1.1 million, $3.5 million, and $8.2 million were recognized as expenses for the years ended December 31, 2010, 2009, and 2008, respectively.
Related Parties
Certain officers and directors of the Fund also serve as officers and/or directors of the Manager.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired a Directors & Officers policy.
Transactions with Venture Lending & Leasing V, Inc. (“Fund V”)
The Manager also serves as investment manager for Fund V, which has been making investments since February 2007.  The Fund's board of directors determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2012 (the date on which the Fund will be dissolved), the Fund will invest in each portfolio company in which Fund V invests (“Investments”).  The amount of each Investment was allocated 50% to the Fund and 50% to Fund V so long as the Fund has capital available to invest.  Since May 2008, the Fund was no longer permitted to enter into new commitments to borrowers; however, the Fund was permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund V is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.
Intercreditor Agreements
In each transaction in which both the Fund and Fund V invested, it was expected that the Fund and Fund V would enter into an intercreditor agreement pursuant to which the Fund and Fund V would cooperate in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights would be allocated between the Fund and Fund V pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund might have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund might realize fewer proceeds.  In addition, because the Fund and Fund V invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting therefrom might make the Fund a less attractive lender, and might make it more difficult for the Fund to acquire such loans.
 9. OTHER INVESTMENT
In May 2009, the Fund repossessed the collateral from a borrower who was having financial difficulties.  At the time of the repossession, the loan from the borrower had a cost basis of $2,433,298 and a book value of $1,213,298.  The repossessed assets were immediately contributed to a newly formed LLC (Sensors Licensing, LLC, “SL LLC”) in conjunction with a licensing agreement between SL LLC and an unaffiliated third party.  The Fund and Fund V have a 50% ownership interest in SL LLC.
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
SL LLC collected $200,000 and distributed $100,000 to the Fund.  The unaffiliated third party cancelled the licensing agreement during 2009. SL LLC continues to distribute proceeds from the sale of equipment as cash becomes available.
Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund took a $735,000 fair market reduction in 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund's portion of the expected liquidation value of the asset as of December 31, 2010 is $33,202.

10. FINANCIAL HIGHLIGHTS
Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the years presented, the years ended December 31, 2010, 2009, and 2008.  The total return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the year.  The total rate of return assumes a constant rate of return for the Fund during the year reported and also assumes reinvestment of dividends/distributions, and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.
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
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Total return	(1.41)%	3.76%	7.68%

Per share amounts:
Net asset value, beginning of year	$843.90	$2,118.9	$2,288.56
Net investment income	47.68	153.09	278.57
Net realized and unrealized loss from investment and hedging activities	(53.23)	(117.16)	(116.36)
Net increase (decrease) in net assets resulting from operations	(5.55)	35.93	162.21
Capital contributions	—	—	25.00
Income distributions to shareholder	(20.33)	(48.14)	(302.89)
Return of capital to shareholder	(536.47)	(1,262.79)	(53.98)

Net asset value, end of year	$281.55	$843.90	$2,118.90

Net assets, end of year	$28,155,286	$84,389,884	$211,890,358

Ratios to average net assets:

Expenses	3.11%	3.97%	8.32%
Net investment income	9.64%	10.22%	12.80%
11. SUBSEQUENT EVENTS
Subsequent events have been reviewed through March 25, 2011. No additional disclosure is required.