Form 10-Q
period 2011-03-31
VENTURE LENDING & LEASING IV INC
filed 2011-05-12
CIK 1271808

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 12, 2011
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited) As of March 31, 2011 and December 31, 2010

Condensed Statements of Operations (Unaudited) For the three months ended March 31, 2011 and 2010

Condensed Statements of Changes in Net Assets (Unaudited) For the three months ended March 31, 2011 and 2010

Condensed Statements of Cash Flows (Unaudited) For the three months ended March 31, 2011 and 2010

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

SIGNATURES

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31, 2011	December 31, 2010
ASSETS
Loans, at estimated fair value (Cost of $28,326,260 and $34,749,770)	$15,368,887	$19,612,910
Cash and cash equivalents	9,826,937	8,564,331
Other investment (Cost of $759,791 and $768,202)	24,791	33,202
Other assets	134,371	214,654

Total assets	25,354,986	28,425,097

LIABILITIES
Accrued management fees	158,469	177,657
Accounts payable and other accrued liabilities	87,091	92,154

Total liabilities	245,560	269,811

NET ASSETS	$25,109,426	$28,155,286

Analysis of Net Assets:

Capital paid in on shares of capital stock	$245,025,000	$245,025,000
Return of capital distributions	(204,177,493)	(198,952,145)
Accumulated deficit	(15,738,081)	(17,917,569)
Net assets (equivalent to $251.09 and $281.55 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$25,109,426	$28,155,286

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	For the Three Months Ended	For the Three Months Ended
	March 31, 2011	March 31, 2010

INVESTMENT INCOME:
Interest on loans	$983,275	$2,265,557
Other interest and other income	1	76
Total investment income	983,276	2,265,633

EXPENSES:
Management fees	158,469	394,664
Banking and professional fees	64,514	118,152
Other operating expenses	30,539	26,732
Total expenses	253,522	539,548
Net investment income	729,754	1,726,085

Net realized loss from investments	(531,620)	(13,734)
Net change in unrealized gain (loss) from investments	2,179,487	(1,481,632)
Net realized and unrealized gain (loss) from investments	1,647,867	(1,495,366)
Net increase in net assets resulting from operations	$2,377,621	$230,719

Net increase in net assets resulting from operations per share	$23.78	$2.31
Weighted average shares outstanding	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	For the Three Months Ended	For the Three Months Ended
	March 31, 2011	March 31, 2010
Increase in net assets resulting from operations:
Net investment income	$729,754	$1,726,085
Net realized loss from investments	(531,620)	(13,734)
Net change in unrealized gain (loss) from investments	2,179,487	(1,481,632)

Net increase in net assets resulting from operations	2,377,621	230,719

Distributions of income to shareholder	(198,134)	(1,712,351)
Return of capital to shareholder	(5,225,347)	(20,255,641)
Decrease in capital transactions	(5,423,481)	(21,967,992)
Total decrease	(3,045,860)	(21,737,273)

Net assets
Beginning of period	28,155,286	84,389,884

End of period	$25,109,426	$62,652,611

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	For the Three Months Ended	For the Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$2,377,621	$230,719
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	531,620	13,734
Net change in unrealized loss (gain) from investments	(2,179,487)	1,481,632
Net decrease in other assets and other investments	88,694	331,248
Net decrease in accounts payable, other accrued liabilities, and accrued management fees	(24,251)	(131,243)
Principal payments on loans	5,468,409	18,991,607
Net cash provided by operating activities	6,262,606	20,917,697
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(5,000,000)	(21,800,000)
Net cash used in financing activities	(5,000,000)	(21,800,000)
Net increase (decrease) in cash and cash equivalents	1,262,606	(882,303)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,564,331	5,798,774
End of period	$9,826,937	$4,916,471
SUPPLEMENTAL DISCLOSURES:
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$423,481	$167,992
Receipt of equity securities as repayment of loan	$423,481	$167,992

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing IV, Inc. (the “Fund”), was incorporated in Maryland on October 31, 2003 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC, formerly known as Westech Investment Advisors, Inc. (“Manager” or “Management”). One hundred percent of the stock of the Fund is held by Venture Lending & Leasing IV, LLC (the “Company”). Prior to commencing its operations on May 28, 2004, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in November 2003. This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations,which was obtained by the Fund on April 15, 2004.

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2011 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Valuation Methods

At March 31, 2011 and December 31, 2010, the financial statements include nonmarketable investments ($15,393,678 and $19,646,112 or approximately 61% and 69% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of March 31, 2011 and December 31, 2010, loans with a cost basis of $21.6 million and $22.2 million and a fair value of $8.6 million and $7.1 million, respectively, have been classified as nonaccrual.

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

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ( "FASB") issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends Accounting Standard Codification ("ASC") 820, Fair Value Measurements ("ASC 820"), and requires additional disclosure related to recurring and nonrecurring fair value measurements with respect to transfers in and out of Levels 1 and 2 and requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis). It also clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). The adoption of ASU
2010-06 did not have a material impact on the Fund's financial statements.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status). Should the Fund not qualify as a RIC or lose its RIC status, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits would be taxable to its shareholder as ordinary income. As of March 31, 2011, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2007 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2011, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below. The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower. Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount. For the three month periods ended March 31, 2011 and 2010, the weighted average interest rate on performing loans was 19.18% and 15.60%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors, including volatility and early payoffs.

Loans as of March 31, 2011 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	3/31/2011	3/31/2011	Maturity Date
Biotechnology
Bioabsorbable Therapeutics, Inc.		$2,845	$797,845	*
Subtotal:	0.0%	$2,845	$797,845

Carrier Networking
Opvista, Inc.		$1,607,250	$1,607,250	*
Subtotal:	6.4%	$1,607,250	$1,607,250

Computers & Storage
Panta Systems, Inc.		$78,693	$808,693	*
Subtotal:	0.3%	$78,693	$808,693

Enterprise Networking
Vyatta, Inc.		$502,116	$502,116	9/1/2012
Subtotal:	2.0%	$502,116	$502,116

Internet
Blekko, Inc.		$95,165	$95,165	12/1/2011
BuzzLogic, Inc.		24,659	24,659	8/1/2011
Collarity, Inc.		—	669,821	*
Cuil, Inc.		1,249,377	2,529,377	*
Donnerwood Media, Inc.		61,395	61,395	5/1/2011
Inigral, Inc.		16,153	16,153	9/1/2011
Insider Guides, Inc.		20,432	20,432	4/1/2011
Philotic, Inc.		13,456	13,456	7/1/2011
Quantcast Corp.		1,849,161	1,849,161	1/1/2013
SnapJot, Inc.		—	103,532	*
SugarSync, Inc.		209,087	209,087	5/1/2011
Tribe Networks, Inc.		—	465,007	*
VetCentric, Inc.		1,298,165	1,298,165	*
Youku.com, Inc.		579,165	579,165	1/1/2012
Subtotal:	21.6%	$5,416,215	$7,934,575

Medical Devices
Biomerix Corp.		$149,358	$149,358	12/1/2011
CyberHeart, Inc.		382,114	562,114	*
Evera Medical, Inc.		—	571,928	*
iBalance Medical, Inc.		171,812	271,812	*
Intellidx, Inc.		204,145	904,145	*
MyoScience, Inc.		7,318	7,318	6/1/2011
Subtotal:	3.6%	$914,747	$2,466,675

Other Healthcare

Chakshu Research, Inc.		$339,406	$1,089,406	*
Pharmacy TV Network, Inc.		—	336,005	*
Subtotal:	1.4%	$339,406	$1,425,411

Other Technology
EoPlex Technologies, Inc.		$43,048	$43,048	6/1/2011
Sezmi Corp.		226,335	226,335	2/1/2012
Sub-One Technology, Inc.		695,378	695,378	12/1/2011
Subtotal:	3.8%	$964,761	$964,761

Security
Dragnet Solutions, Inc.		$297,519	$297,519	12/1/2011
Guardian Analytics, Inc.		280,246	280,246	12/1/2011
Nevis Networks, Inc.		—	263,762	*
TrustedID, Inc.		479,909	479,909	6/1/2012
Subtotal:	4.2%	$1,057,674	$1,321,436

Semiconductors & Equipment
Alereon, Inc.		$—	$76,137	*
Gigafin Networks, Inc.		72,415	1,772,414	*
Intelleflex Corp.		14,266	14,266	4/1/2011
SiPort, Inc.		245,853	245,853	7/1/2011
Subtotal:	1.3%	$332,534	$2,108,670

Software
Anchor Intelligence, Inc.		$198,754	$498,754	*
Athena Design Systems, Inc.		—	76,837	*
BlueRoads Corp.		50,448	2,445,448	*
Future Point Systems, Inc.		129,783	129,783	*
JasperSoft, Inc.		121,321	121,321	5/1/2011
RingCube Technologies, Inc.		444,009	444,009	10/1/2011
Steelwedge Software, Inc.		1,078,259	1,078,259	*
Universal Ad, Inc.		178,173	365,173	*
Subtotal:	8.8%	$2,200,747	$5,159,584

Wireless
Cellfire, Inc.		$151,677	$151,677	1/1/2012
DeFi Global Inc.		—	337,346	*
July Systems, Inc.		243,573	243,573	2/1/2012
Nextivity, Inc.		1,487,664	2,227,664	*
SandLinks, Inc.		68,985	268,984	*
Subtotal:	7.8%	$1,951,899	$3,229,244

Total: (Cost of $28,326,260)	61.2%	$15,368,887	$28,326,260

* As of March 31, 2011 loans with a cost basis of $21.6 million and a fair value of $8.6 million have been classified as nonaccrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

Loans as of December 31, 2010 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/10	12/31/2010	Maturity Date
Biotechnology
Bioabsorbable Therapeutics, Inc.		$3,089	$798,089	*
Subtotal:	0.0%	$3,089	$798,089

Carrier Networking
Opvista, Inc.		$1,607,250	$1,607,250	*
Subtotal:	5.7%	$1,607,250	$1,607,250

Computers & Storage
Panta Systems, Inc.		$78,693	$808,693	*
Subtotal:	0.3%	$78,693	$808,693

Enterprise Networking
Envivio, Inc.		$22,502	$22,502	1/1/2011
Vyatta, Inc.		485,069	485,069	9/1/2012
Subtotal:	1.8%	$507,571	$507,571

Internet
Blekko, Inc.		$140,522	$140,522	12/1/2011
BuzzLogic, Inc.		39,214	39,214	8/1/2011
Collarity, Inc.		—	669,821	*
Cuil, Inc.		124,377	2,529,377	*
Donnerwood Media, Inc.		151,117	151,117	5/1/2011
Inigral, Inc.		42,411	42,411	9/1/2011
Insider Guides, Inc.		121,410	121,410	4/1/2011
Loomia, Inc.		—	277,681	*
Philotic, Inc.		20,062	20,062	7/1/2011
Quantcast Corp.		2,336,942	2,336,942	1/1/2013
SnapJot, Inc.		—	103,532	*
SugarSync, Inc.		514,619	514,619	5/1/2011
ThisNext, Inc.		192,612	192,612	1/1/2012
Tribe Networks, Inc.		—	465,007	*
VetCentric, Inc.		1,293,044	1,293,044	7/1/2012
Youku.com, Inc.		1,053,674	1,053,674	1/1/2012
Subtotal:	21.4%	$6,030,004	$9,951,045

Medical Devices
AirXpanders, Inc.		$254,730	$254,730	9/1/2011
Biomerix Corp.		316,664	316,664	12/1/2011
CyberHeart, Inc.		549,830	729,830	*
Evera Medical, Inc.		—	567,215	*

iBalance Medical, Inc.		178,907	278,907	*
Intellidx, Inc.		204,145	904,145	*
MyoScience, Inc.		11,840	11,840	6/1/2011
Varix Medical Corp.		135,141	180,141	*
Subtotal:	5.9%	$1,651,257	$3,243,472

Other Healthcare
Chakshu Research, Inc.		$320,035	$1,070,035	*
Pharmacy TV Network, Inc.		—	336,005	*
Subtotal:	1.1%	$320,035	$1,406,040

Other Technology
EoPlex Technologies, Inc.		$131,272	$131,272	6/1/2011
Sezmi Corp.		432,729	432,729	2/1/2012
Sub-One Technology, Inc.		879,372	879,372	12/1/2011
Subtotal:	5.1%	$1,443,373	$1,443,373

Security
Dragnet Solutions, Inc.		$296,743	$296,743	12/1/2011
Guardian Analytics, Inc.		366,413	366,413	12/1/2011
Nevis Networks, Inc.		—	263,762	*
TrustedID, Inc.		527,686	527,686	6/1/2012
Subtotal:	4.2%	$1,190,842	$1,454,604

Semiconductors & Equipment
Alereon, Inc.		$1,137	$76,137	*
Celestial Semiconductor, Inc.		577,398	1,177,398	*
Discera, Inc.		2,179	2,179	1/1/2011
Gigafin Networks, Inc.		72,414	1,772,414	*
Intelleflex Corp.		150,119	150,119	4/1/2011
SiPort, Inc.		397,223	397,223	7/1/2011
Subtotal:	4.3%	$1,200,470	$3,575,470

Software
Anchor Intelligence, Inc.		$198,754	$498,754	*
Athena Design Systems, Inc.		—	76,837	*
BlueRoads Corp.		50,448	2,445,448	*
Cloudmark, Inc.		95,425	95,425	3/1/2011
Future Point Systems, Inc.		136,921	136,921	5/1/2012
JasperSoft, Inc.		280,149	280,149	5/1/2011
RingCube Technologies, Inc.		515,043	515,043	10/1/2011
Steelwedge Software, Inc.		1,108,259	1,108,259	*
Universal Ad, Inc.		178,173	365,173	*
Xtime, Inc.		9,440	9,440	1/1/2011
Subtotal:	9.1%	$2,572,612	$5,531,449

Wireless

Cellfire, Inc.		$329,985	$329,985	1/1/2012
DeFi Global Inc.		137,344	337,344	*
Emotive Communications, Inc.		11,389	286,389	*
July Systems, Inc.		303,717	303,717	2/1/2012
Nextivity, Inc.		1,487,664	2,227,664	*
SandLinks, Inc.		68,984	268,984	*
Send Me, Inc.		632,066	632,066	4/1/2012
Venturi Wireless, Inc.		36,565	36,565	1/1/2011
Subtotal:	10.7%	$3,007,714	$4,422,714

Total: (Cost of $34,749,770)	69.7%	$19,612,910	$34,749,770
* As of December 31, 2010, loans with a cost basis of $22.2 million and a fair value of $7.1 million have been classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

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

The following table presents the balances of assets as of March 31, 2011 and December 31, 2010 measured at fair value on a recurring basis:

As of March 31, 2011	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$15,368,887	$15,368,887
Other investment	—	24,791	24,791
Cash equivalents	9,826,937	—	9,826,937
Total assets	$9,826,937	$15,393,678	$25,220,615

As of December 31, 2010	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$19,612,910	$19,612,910
Other investment	—	33,202	33,202
Cash equivalents	8,564,331	—	8,564,331
Total assets	$8,564,331	$19,646,112	$28,210,443

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended
	March 31, 2011
	Loans to borrowers	Other investment	Warrants	Stock	Convertible Notes
Beginning balance	$19,612,910	$33,202	$—	$—	$—
Acquisitions and originations	—	—	67,716	257,884	97,881
Additional investments	—	—	—	—	—
Principal reductions	(5,891,890)	(8,411)	—	—	—
Distribution to shareholder	—	—	(67,716)	(257,884)	(97,881)
Net change in unrealized gain from investments	2,179,487	—	—	—	—
Net realized loss from investments	(531,620)	—	—	—	—
Ending balance	$15,368,887	$24,791	$—	$—	$—

	For the Three Months Ended
	March 31, 2010
	Loans to borrowers	Other investment	Warrants	Stock
Beginning balance	$78,115,522	$33,247	$—	$—
Acquisitions and originations	—	—	120,547	47,445
Additional investments	—	2,374	—	—
Principal reductions	(19,159,599)	—	—	—
Distribution to shareholder	—	—	(120,547)	(47,445)
Net change in unrealized loss from investments	(1,481,632)	—	—	—
Net realized loss from investments	(13,734)	—	—	—
Ending balance	$57,460,557	$35,621	$—	$—

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

5.    CAPITAL STOCK

As of March 31, 2011 and December 31, 2010, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company is $250.0 million. Total contributed capital to the Fund as of March 31, 2011 and December 31, 2010 was $245.0 million.
The chart below shows the distributions of the Fund for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended	For the Three Months Ended
	March 31, 2011	March 31, 2010
Cash distributions	$5,000,000	$21,800,000
Distributions of securities	423,481	167,992

Total distributions to shareholder	$5,423,481	$21,967,992

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

Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund had taken a $735,000 fair market reduction in 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund's portion of the expected liquidation value of the asset as of March 31, 2011 is $24,791.

7.    FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2011. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2011	March 31, 2010

Total return *	37.66%	1.24%

Per share amounts:
Net asset value, beginning of period	$281.55	$843.90
Net investment income (loss)	7.30	17.26
Net realized and unrealized gain (loss) from investments	16.47	(14.95)
Net increase (decrease) in net assets resulting from operations	23.77	2.31
Income distribution to shareholder	(1.98)	(17.12)
Return of capital to shareholder	(52.25)	(202.56)

Net asset value, end of period	$251.09	$626.53

Net assets, end of period	$25,109,426	$62,652,611

Ratios to average net assets:

Expenses *	3.90%	2.88%
Net investment income *	11.23%	9.20%
* Annualized

8.    SUBSEQUENT EVENTS

Subsequent events have been reviewed through May 12, 2011. No additional disclosure is required.

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

Loans are held at estimated fair value as determined by Management, in accordance with the valuation methods described in the valuation of loans section of Note 2 of the Fund's Annual Report on Form 10-K for the year ended December 31, 2010 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment. The actual value of the loans may differ from Management's estimates which would affect net income as well as assets.

Results of Operations - For the three months ended March 31, 2011 and 2010

Total investment income for the three months ended March 31, 2011 and 2010 was $1.0 million and $2.3 million, respectively, which primarily consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest and dividends on the temporary investment of cash and late fees. The decrease in investment income is a result of the Fund no longer funding new loans and the existing portfolio continues to pay down. Average performing loans decreased to $10.0 million for the three months ended March 31, 2011 from $58.1 million for the three months ended March 31, 2010. This was partially offset by increasing interest rates, as average interest rates increased to 19.18% for the three months ended March 31, 2011 from 15.60% for the three months March 31, 2010. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including, volatility and early payoffs.

Management fees for the three months ended March 31, 2011 and 2010 were $0.2 million and $0.4 million, respectively. Management fees are based on assets under management, and decreased due to the decrease in assets under management relative to the previous year.

Total banking and professional fees was less than $0.1 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. The decrease for the period was primarily related to a decrease in credit insurance fees and banking fees resulting from the elimination of the credit facility.

The total other operating expenses for the three months ended March 31, 2011 and 2010 were less than $0.1 million and did not materially change.

Net investment income for the three months ended March 31, 2011 and 2010 was $0.7 million and $1.7 million, respectively.

Total net realized loss from investments was $0.5 million and less than $0.1 million for the three months ended

March 31, 2011 and 2010, respectively. The realized losses consist of write offs, net of recoveries of previously written off uncollectible loans.

Net change in unrealized gain (loss) from investments for the three months ended March 31, 2011 and 2010 was $2.2 million and $(1.5) million, respectively. The unrealized gain (loss) consists of fair market value adjustments of loans.

Net increase in net assets resulting from operations for the three months ended March 31, 2011 and 2010 was $2.4 million and $0.2 million, respectively. On a per share basis, net increase in net assets resulting from operations was $23.78 and $2.31 for the three months ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources - March 31, 2011

Total capital contributed to the Fund was $245.0 million, prior to the distribution of capital, as of March 31, 2011. Committed capital to the Company at March 31, 2011 was $250.0 million, all of which had been called.

As of March 31, 2011 and December 31, 2010, 39% and 30% of the Fund's assets consisted of cash and cash equivalents, respectively. The Fund has no unexpired unfunded commitments and does not anticipate funding any additional loans. Net loan amounts outstanding after amortization and fair market adjustments decreased by approximately $4.2 million during the three months ended March 31, 2011.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustment	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2011	$934.5 million	$919.1 million	$15.4 million	$0
December 31, 2010	$934.5 million	$914.9 million	$19.6 million	$0

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million. This translates to less than 1% of income for the three months ended March 31, 2011. Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 1A. Risk Factors

See item 1A – 'Risk Factors' in the Fund's 2010 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003. No other shares of the Fund have been sold; however the Fund received an additional $245.0 million of paid in capital during the period from May 28, 2004 through March 31, 2011 which was used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING IV, INC.
(Registrant)

By:	/S/ Maurice C. Werdegar	By:	/S/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 12, 2011	Date:	May 12, 2011

EXHIBIT INDEX

Exhibit Number	Description
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

Date: May 12, 2011

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

Date: May 12, 2011

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer
May 12, 2011

Exhibit 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng
Martin D. Eng
Chief Financial Officer
May 12, 2011