Form 10-Q
period 2011-06-30
VENTURE LENDING & LEASING IV INC
filed 2011-08-11
CIK 1271808

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 11, 2011
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING IV, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited) As of June 30, 2011 and December 31, 2010

Condensed Statements of Operations (Unaudited) For the three and six months ended June 30, 2011 and 2010

Condensed Statements of Changes in Net Assets (Unaudited) For the six months ended June 30, 2011 and 2010

Condensed Statements of Cash Flows (Unaudited) For the six months ended June 30, 2011 and 2010

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

SIGNATURES

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30, 2011	December 31, 2010
ASSETS
Loans, at estimated fair value (Cost of $24,023,140 and $34,749,770)	$10,392,653	$19,612,910
Cash and cash equivalents	15,324,289	8,564,331
Other investment (Cost of $759,791 and $768,202)	24,791	33,202
Other assets	94,401	214,654

Total assets	25,836,134	28,425,097

LIABILITIES
Accrued management fees	161,476	177,657
Accounts payable and other accrued liabilities	52,000	92,154

Total liabilities	213,476	269,811

NET ASSETS	$25,622,658	$28,155,286

Analysis of Net Assets:

Capital paid in on shares of capital stock	$245,025,000	$245,025,000
Return of capital distributions	(202,991,147)	(198,952,145)
Accumulated deficit	(16,411,195)	(17,917,569)
Net assets (equivalent to $256.23 and $281.55 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$25,622,658	$28,155,286

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

INVESTMENT INCOME:
Interest on loans	$1,471,927	$1,701,035	$2,455,202	$3,966,592
Other interest and other income	3	351	4	426
Total investment income	1,471,930	1,701,386	2,455,206	3,967,018

EXPENSES:
Management fees	161,476	305,178	319,945	699,842
Banking and professional fees	29,001	87,679	93,515	205,831
Other operating expenses	18,970	23,821	49,509	50,553
Total expenses	209,447	416,678	462,969	956,226
Net investment income	1,262,483	1,284,708	1,992,237	3,010,792

Net realized loss from investments	(76,137)	(791,292)	(607,757)	(805,026)
Net change in unrealized gain (loss) from investments	(673,114)	(288,619)	1,506,373	(1,770,250)
Net realized and unrealized gain (loss) from investments	(749,251)	(1,079,911)	898,616	(2,575,276)
Net increase in net assets resulting from operations	$513,232	$204,797	$2,890,853	$435,516

Net increase in net assets resulting from operations per share	$5.13	$2.05	$28.91	$4.36
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	For the Six Months Ended	For the Six Months Ended
	June 30, 2011	June 30, 2010
Increase in net assets resulting from operations:
Net investment income	$1,992,237	$3,010,792
Net realized loss from investments	(607,757)	(805,026)
Net change in unrealized gain (loss) from investments	1,506,373	(1,770,250)

Net increase in net assets resulting from operations	2,890,853	435,516

Distributions of income to shareholder	(1,384,479)	(2,205,766)
Return of capital to shareholder	(4,039,002)	(34,160,317)
Decrease in capital transactions	(5,423,481)	(36,366,083)
Total decrease	(2,532,628)	(35,930,567)

Net assets
Beginning of period	28,155,286	84,389,884

End of period	$25,622,658	$48,459,317

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	For the Six Months Ended	For the Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$2,890,853	$435,516
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	607,757	805,026
Net change in unrealized loss (gain) from investments	(1,506,373)	1,770,250
Net decrease in other assets and other investments	128,664	515,003
Net decrease in accounts payable, other accrued liabilities, and accrued management fees	(56,335)	(255,697)
Principal payments on loans	9,695,392	33,364,259
Net cash provided by operating activities	11,759,958	36,634,357
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(5,000,000)	(35,800,000)
Net cash used in financing activities	(5,000,000)	(35,800,000)
Net increase in cash and cash equivalents	6,759,958	834,357
CASH AND CASH EQUIVALENTS:
Beginning of period	8,564,331	5,798,774
End of period	$15,324,289	$6,633,131
SUPPLEMENTAL DISCLOSURES:
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$423,481	$566,083
Receipt of equity securities as repayment of loan	$423,481	$566,083

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING IV, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing IV, Inc. (the “Fund”), was incorporated in Maryland on October 31, 2003 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC, formerly known as Westech Investment Advisors, Inc. (“Manager” or “Management”). One hundred percent of the stock of the Fund is held by Venture Lending & Leasing IV, LLC (the “Company”). Prior to commencing its operations on May 28, 2004, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in November 2003. This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained by the Fund on April 15, 2004.

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2011 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Valuation Methods

At June 30, 2011 and December 31, 2010, the financial statements include nonmarketable investments ($10,417,444 and $19,646,112 or approximately 40% and 69% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of June 30, 2011 and December 31, 2010, loans with a cost basis of $19.7 million and $22.2 million and a fair value of $6.0 million and $7.1 million, respectively, have been classified as nonaccrual.

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

On May 12, 2011, the FASB, together with the International Accounting Standards Board ("IASB"), jointly issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 is intended to converge the definition of fair value between U.S. generally accepted accounting principles and International Financial Reporting Standards, and improves consistency of disclosures relating to fair value. The provisions of ASU 2011-04 are effective for public entities for reporting periods (including interim periods) beginning after December 15, 2011. The Fund is currently evaluating the impact this adoption will have on its financial statements.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status). Should the Fund not qualify as a RIC or lose its RIC status, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits would be taxable to its shareholder as ordinary income. As of June 30, 2011, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2008 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2011, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below. The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower. Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount. For the three month periods ended June 30, 2011 and 2010, the weighted average interest rate on performing loans was 19.15% and 16.72%, respectively. For the six month periods ended June 30, 2011 and 2010, the weighted average interest rate on performing loans was 16.85% and 15.97%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors, including volatility and early payoffs.

Loans as of June 30, 2011 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	6/30/2011	6/30/2011	Maturity Date
Biotechnology
Bioabsorbable Therapeutics, Inc.		$2,845	$797,845	*
Subtotal:	—%	$2,845	$797,845

Computers & Storage
Panta Systems, Inc.		$78,693	$808,693	*
Subtotal:	0.3%	$78,693	$808,693

Enterprise Networking
Vyatta, Inc.		$432,361	$432,361	9/1/2012
Subtotal:	1.7%	$432,361	$432,361

Internet
Blekko, Inc.		$50,511	$50,511	12/1/2011
Collarity, Inc.		—	669,821	*
Cuil, Inc.		1,249,377	2,529,377	*
Inigral, Inc.		3,682	3,682	9/1/2011
Philotic, Inc.		6,655	6,655	7/1/2011
Quantcast Corp.		1,347,076	1,347,076	1/1/2013
SnapJot, Inc.		—	103,532	*
Tribe Networks, Inc.		—	465,007	*
VetCentric, Inc.		638,165	1,278,165	*
Youku.com, Inc.		252,386	252,386	1/1/2012
Subtotal:	13.8%	$3,547,852	$6,706,212

Medical Devices
Biomerix Corp.		$29,397	$29,397	12/1/2011
CyberHeart, Inc.		382,114	562,114	*
Evera Medical, Inc.		—	572,731	*
iBalance Medical, Inc.		164,307	264,307	*
Intellidx, Inc.		204,145	904,145	*
Subtotal:	3.0%	$779,963	$2,332,694

Other Healthcare
Chakshu Research, Inc.		$339,406	$1,089,406	*
Pharmacy TV Network, Inc.		—	336,005	*
Subtotal:	1.3%	$339,406	$1,425,411

Other Technology
Sezmi Corp.		$158,420	$158,420	2/1/2012
Sub-One Technology, Inc.		504,633	504,633	12/1/2011
Subtotal:	2.6%	$663,053	$663,053

Security
Dragnet Solutions, Inc.		$297,488	$297,488	6/1/2012
Guardian Analytics, Inc.		190,552	190,552	12/1/2011
Nevis Networks, Inc.		—	263,762	*
TrustedID, Inc.		429,563	429,563	6/1/2012
Subtotal:	3.6%	$917,603	$1,181,365

Semiconductors & Equipment
Gigafin Networks, Inc.		$72,414	$1,772,414	*
Subtotal:	0.3%	$72,414	$1,772,414

Software
Anchor Intelligence, Inc.		$19,701	$334,701	*
Athena Design Systems, Inc.		—	76,837	*
BlueRoads Corp.		—	2,445,448	*
Future Point Systems, Inc.		86,783	129,783	*
RingCube Technologies, Inc.		369,281	369,281	10/1/2011
Steelwedge Software, Inc.		1,048,259	1,048,259	*
Universal Ad, Inc.		178,173	365,173	*
Subtotal:	6.6%	$1,702,197	$4,769,482

Wireless
Cellfire, Inc.		$121,742	$121,742	1/1/2012
DeFi Global Inc.		—	337,344	*
July Systems, Inc.		177,874	177,874	2/1/2012
Nextivity, Inc.		1,487,664	2,227,664	*
SandLinks, Inc.		68,986	268,986	*
Subtotal:	7.2%	$1,856,266	$3,133,610

Total: (Cost of $24,023,140)	40.6%	$10,392,653	$24,023,140

* As of June 30, 2011 loans with a cost basis of $19.7 million and a fair value of $6.0 million have been classified as nonaccrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

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

The following table presents the balances of assets as of June 30, 2011 and December 31, 2010 measured at fair value on a recurring basis:

As of June 30, 2011	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$10,392,653	$10,392,653
Other investment	—	24,791	24,791
Cash equivalents	15,324,289	—	15,324,289
Total	$15,324,289	$10,417,444	$25,741,733

As of December 31, 2010	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$19,612,910	$19,612,910
Other investment	—	33,202	33,202
Cash equivalents	8,564,331	—	8,564,331
Total	$8,564,331	$19,646,112	$28,210,443

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended
	June 30, 2011
	Loans to borrowers	Other investment	Warrants	Stock	Convertible Notes
Beginning balance	$15,368,887	$24,791	$—	$—	$—
Acquisitions and originations	—	—	—	—	—
Additional investments	—	—	—	—	—
Principal reductions	(4,226,983)	—	—	—	—
Distribution to shareholder	—	—	—	—	—
Net change in unrealized gain from investments	(673,114)	—	—	—	—
Net realized loss from investments	(76,137)	—	—	—	—
Ending balance	$10,392,653	$24,791	$—	$—	$—

	For the Six Months Ended
	June 30, 2011
	Loans to borrowers	Other investment	Warrants	Stock	Convertible Notes
Beginning balance	$19,612,910	$33,202	$—	$—	$—
Acquisitions and originations	—	—	67,716	257,884	97,881
Additional investments	—	—	—	—	—
Principal reductions	(10,118,873)	(8,411)	—	—	—
Distribution to shareholder	—	—	(67,716)	(257,884)	(97,881)
Net change in unrealized gain from investments	1,506,373	—	—	—	—
Net realized loss from investments	(607,757)	—	—	—	—
Ending balance	$10,392,653	$24,791	$—	$—	$—

	For the Three Months Ended
	June 30, 2010
	Loans to borrowers	Other investment	Warrants	Stock	Convertible Notes
Beginning balance	$57,460,557	$35,621	$—	$—	$—
Acquisitions and originations	—	—	235,937	—	162,154
Additional investments	—	—	—	—	—
Principal reductions	(14,770,743)	(2,600)	—	—	—
Distribution to shareholder	—	—	(235,937)	—	(162,154)
Net change in unrealized loss from investments	(288,618)	—	—	—	—
Net realized loss from investments	(791,292)	—	—	—	—
Ending balance	$41,609,904	$33,021	$—	$—	$—

	For the Six Months Ended
	June 30, 2010
	Loans to borrowers	Other investment	Warrants	Stock	Convertible Notes
Beginning balance	$78,115,522	$33,247	$—	$—	$—
Acquisitions and originations	—	—	356,484	47,445	162,154
Additional investments	—	2,374	—	—	—
Principal reductions	(33,930,342)	(2,600)	—	—	—
Distribution to shareholder	—	—	(356,484)	(47,445)	(162,154)
Net change in unrealized loss from investments	(1,770,250)	—	—	—	—
Net realized loss from investments	(805,026)	—	—	—	—
Ending balance	$41,609,904	$33,021	$—	$—	$—

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

5.    CAPITAL STOCK

As of June 30, 2011 and December 31, 2010, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company is $250.0 million. Total contributed capital to the Fund as of June 30, 2011 and December 31, 2010 was $245.0 million.
The chart below shows the distributions of the Fund for the six months ended June 30, 2011 and 2010.

	For the Six Months Ended	For the Six Months Ended
	June 30, 2011	June 30, 2010
Cash distributions	$5,000,000	$35,800,000
Distributions of securities	423,481	566,083

Total distributions to shareholder	$5,423,481	$36,366,083

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

Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund had taken a $735,000 fair market reduction in 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund's portion of the expected liquidation value of the asset as of June 30, 2011 is $24,791.

7.    FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2011. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Total return *	8.18%	1.53%	23.30%	1.39%

Per share amounts:
Net asset value, beginning of period	$251.09	$626.53	$281.55	$843.90
Net investment income	12.62	12.85	19.92	30.11
Net realized and unrealized gain (loss) from investments	(7.49)	(10.81)	8.99	(25.76)
Net increase in net assets resulting from operations	5.13	2.04	28.91	4.35
Income distribution to shareholder	(11.86)	(4.93)	(13.84)	(22.06)
Return of capital to shareholder	11.86	(139.05)	(40.39)	(341.60)

Net asset value, end of period	$256.23	$484.59	$256.23	$484.59

Net assets, end of period	$25,622,658	$48,459,317	$25,622,658	$48,459,317

Ratios to average net assets:

Expenses *	3.34%	3.09%	3.62%	2.97%
Net investment income *	20.11%	9.53%	15.60%	9.35%
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

Critical Accounting Policies

We identified and determined the most critical accounting principles upon which our financial statements depend by considering accounting policies that involve the most complex or subjective decisions or assessments. Such critical accounting policies relate to the valuation of loans and treatment of non-accrual loans.

Loans are held at estimated fair value as determined by Management, in accordance with the valuation methods described in the valuation of loans section of Note 2 of the Fund's Annual Report on Form 10-K for the year ended December 31, 2010 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment. The actual value of the loans may differ from Management's estimates which would affect net income as well as assets.

Results of Operations - For the three and six months ended June 30, 2011 and 2010

Total investment income for the three months ended June 30, 2011 and 2010 was $1.5 million and $1.7 million, respectively, which primarily consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest and dividends on the temporary investment of cash. Total investment income for the six months ended June 30, 2011 and 2010 was $2.5 million and $4.0 million, respectively, which primarily consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest and dividends on the temporary investment of cash and late fees. The decrease in investment income is a result of the Fund no longer funding new loans and the existing portfolio continues to pay down. Average performing loans decreased to $5.5 million for the three months ended June 30, 2011 from $40.7 million for the three months ended June 30, 2010. Average performing loans decreased to $7.9 million for the six months ended June 30, 2011 from $49.7 million for the six months ended June 30, 2010. This was partially offset by increasing interest rates, as average interest rates increased to 19.15% for the three months ended June 30, 2011 from 16.72% for the three months June 30, 2010. Average interest rates also increased to 16.85% for the six months ended June 30, 2011 from 15.97% for the six months June 30, 2010. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including, volatility and early payoffs.

Management fees for the three months ended June 30, 2011 and 2010 were $0.2 million and $0.3 million, respectively. Management fees for the six months ended June 30, 2011 and 2010 were $0.3 million and $0.7 million, respectively. Management fees are based on assets under management, and decreased due to the decrease in assets under management relative to the previous year.

Total banking and professional fees was less than $0.1 million for the three months ended June 30, 2011 and 2010, respectively. Total banking and professional fees was $0.1 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively. The decrease for the period was primarily related to a decrease in legal fees.

The total other operating expenses for the three and six months ended June 30, 2011 and 2010 were less than $0.1 million and did not materially change.

Net investment income for the three months ended June 30, 2011 and 2010 was $1.3 million , respectively. Net investment income for the six months ended June 30, 2011 and 2010 was $2.0 million and $3.0 million, respectively.

Total net realized loss from investments was $0.1 million and $0.8 million for the three months ended June 30, 2011 and 2010, respectively. Total net realized loss from investments was $0.6 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively. The realized losses consist of write offs, net of recoveries of previously written off uncollectible loans.

Net change in unrealized loss from investments for the three months ended June 30, 2011 and 2010 was $0.7 million and $0.3 million, respectively. Net change in unrealized loss from investments for the six months ended June 30, 2011 and 2010 was $1.5 million and $(1.8) million, respectively.The change in the unrealized loss consists of fair market value adjustments of loans.

Net increase in net assets resulting from operations for the three months ended June 30, 2011 and 2010 was $0.5 million and $0.2 million, respectively. On a per share basis, net increase in net assets resulting from operations was $5.13 and $2.05 for the three months ended June 30, 2011 and 2010, respectively. Net increase in net assets resulting from operations for the six months ended June 30, 2011 and 2010 was $2.9 million and $0.4 million, respectively. On a per share basis, net increase in net assets resulting from operations was $28.91 and $4.36 for the six months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources - June 30, 2011

Total capital contributed to the Fund was $245.0 million, prior to the distribution of capital, as of June 30, 2011. Committed capital to the Company at June 30, 2011 was $250.0 million, all of which had been called.

As of June 30, 2011 and December 31, 2010, 59% and 30% of the Fund's assets consisted of cash and cash equivalents, respectively. The Fund has no unexpired unfunded commitments and does not anticipate funding any additional loans. Net loan amounts outstanding after amortization and fair market adjustments decreased by approximately $9.2 million during the six months ended June 30, 2011.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2011	$934.5 million	$924.1 million	$10.4 million	$0
December 31, 2010	$934.5 million	$914.9 million	$19.6 million	$0

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million. This translates to less than 1% of income for the six months ended June 30, 2011. Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on May 28, 2004, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing IV, LLC for $25,000 in November 2003. No other shares of the Fund have been sold; however the Fund received an additional $245.0 million of paid in capital during the period from May 28, 2004 through June 30, 2011 which was used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING IV, INC.
(Registrant)

By:	/S/ Maurice C. Werdegar	By:	/S/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 11, 2011	Date:	August 11, 2011

EXHIBIT INDEX

Exhibit Number	Description
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

Date: August 11, 2011

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

Date: August 11, 2011

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer
August 11, 2011

Exhibit 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing IV, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng
Martin D. Eng
Chief Financial Officer
August 11, 2011